Form 10KSB
period 1996-06-30
INTELLICORP INC
filed 1996-09-30
CIK 730169

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
  (Mark One)
                        Annual Report Pursuant to Section 13 or 15(d) of
      X                 The Securities Exchange Act of 1934 [Fee Required]
                        FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                       OR
                        Transition Report Pursuant to Section 13 or 15(d) of
      ___               The Securities Exchange Act of 1934 [No Fee Required]
               For the transition period from _______________ to _______________


                         Commission File Number 0-13022
                                INTELLICORP, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                                     94-2756073
      (State or other jurisdiction                         (I.R.S. Employer
          of incorporation)                                Identification No.)
      1975 EL CAMINO REAL WEST
      MOUNTAIN VIEW, CALIFORNIA                            94040-2216
  (Address of principal executive offices)                 (Zip Code)
                        Telephone number: (415) 965-5500

                       Securities registered pursuant to
                         Section 12(b) of the Act: NONE
                       Securities registered pursuant to
                            Section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

               Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
___X__

               Registrant's revenues for its most recent fiscal year:
$10,992,000.

               The aggregate market value of the voting stock held by nonaffiliates on September 5, 1996 computed by reference to the average bid and ask price as of that date was $22,336,407.(1)

               As of August 30, 1996, 12,396,512 shares of registrant's Common Stock, par value $.001 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                                                Incorporated
       Document                                                                                in Form 10-KSB
       --------                                                                                --------------

            Definitive Proxy Statement to be filed with the Securities                            Part III
       and Exchange Commission on or prior to October 28, 1996 and to be used in connection with the Annual Meeting of Stockholders to be held December 6,
       1996.

- --------
(1) Excludes 2,469,220 shares held by directors, officers and 10% stockholders of registrant.

PART I

Item 1.     Business.

        General. The Company develops, markets and supports object-oriented software environments that empower commercial customers to create live models of their business operations and processes. IntelliCorp provides software tools and services enabling organizations to create live models of their operations. These powerful, interactive models:

         -- enable improved understanding and accelerated implementation of complex software systems;
         -- provide the necessary foundation for building complex reasoning and transformation systems; and
         --  promote rapid re-use of software components and applications.

            IntelliCorp principal products are offered under the family name ModelWorks(TM). LiveModel(TM) is an object-oriented analysis and design environment that includes the Company's new PC-based product for modeling the SAP(TM) R/3(TM) system. PowerModel is an object-oriented development and delivery environment for UNIX/X-Motif and MS-Windows client-server applications; Kappa-PC(R) provides similar capabilities for PCs running DOS/MS-Windows. A number of these products can be connected to databases and software applications on mainframe, UNIX and PC platforms, and offer organizations the ability to translate business model definitions and needs into cost-effective software applications. In addition, PowerModel and LiveModel can be extended through ModelBridge(TM) solutions which are provided to customers as a combination of class libraries and support services.

            For fiscal year 1996, product development efforts were focused on new and enhanced versions of the LiveModel and PowerModel products. In April 1996, LiveModel 2.0 and PowerModel 3.2 were released for general availability. In June 1996, LiveModel: SAP R/3 Edition was commercially released to address the need for a modeling tool to assist companies which are implementing SAP's R/3 system. The SAP R/3: Edition is a Windows 95 and Windows NT 4.0 product that incorporates the R/3 Reference Model supplied by SAP.

            IntelliCorp believes that increased acceptance of its software products depends in large part on the successful development by its customers of software applications which use the Company's products as a foundation, and adoption by consulting firms who assist their customers in implementing complex systems such as SAP's R/3 system. To stimulate and support the development of such customer applications and adoption of these tools, IntelliCorp provides training, support and consulting/application development services.

        IntelliCorp markets its products directly and through independent software vendors ("ISVs"), value-added resellers ("VARs"), representatives and distributors. Its customers are mainly large corporations, consulting firms, government agencies and universities.

        In December 1994, GTE Telephone Operations licensed LiveModel/PowerModel on a worldwide basis. Approximately 29% and 33% of the Company's fiscal 1996 and fiscal 1995, respectively, revenues were attributable to this and other GTE contracts. The Company's related development contract with GTE was canceled in September 1995. Termination of the development effort resulted from business reasons internal to GTE and unrelated to IntelliCorp's performance under the development contract.

        In October 1995, IntelliCorp implemented a restructuring program which included a reduction in work force of approximately 30%. In part as a result of the cancellation of the GTE contract and the restructuring, fiscal 1996 revenues decreased 37% and operating costs and expenses decreased 26% from those of fiscal 1996.

        Concurrent with these events, the Company refocused on the SAP market and demonstrated the concept for LiveModel: SAP R/3 Edition at the SAPPHIRE User Conference in Phoenix in September 1995. The Company has forged a new relationship with SAP which included a Licensing and Distribution Agreement to package the R/3 Reference Model with the Company's products and a Joint Development Agreement for future technical investment by both parties.

        The revenues from the SAP agreement as well as the revenues derived from the license of the LiveModel: SAP R/3 Edition and related consulting and support services are expected to provide an increasing portion of the Company's revenue base. Revenues for LiveModel products comprised 28% of the revenues for fiscal year 1996 as compared to 21% for fiscal year 1995.

        Technology Base. IntelliCorp's products derive from several important software technologies including: object-oriented programming, incremental development tools, modeling and encapsulating technology and active and visible graphical interfaces.

        With IntelliCorp's object-oriented programming technologies, a programmer can efficiently model real-world entities (such as a customer support organization or an accounting department or a factory floor) that describe a business and its processes, and the underlying rules and policies of the business process being implemented. With their representation capabilities, objects easily express the characteristics, attributes and behavior of these entities and the relationships between them. Using objects, rather than traditional programming, to express complex characteristics and relationships can reduce the cost to business of managing, maintaining and extending software applications over their lifetimes.

        IntelliCorp's products provide a set of tools for creating high-impact graphic user interfaces ("GUIs"). Customizable active graphic packages are available to software developers and link directly to the underlying object base. Sophisticated custom interface functionality can be easily assembled and, at delivery to the end user, provides user-friendly dynamic GUIs for solution presentation.

        The models developed with these tools may be interfaced with other programs and databases and are "live" and executable at every stage of the development process, providing immediate feedback and new levels of flexibility to analysts and programmers.

        The LiveModel System. There are two versions of the LiveModel System. The PC version, LiveModel: SAP R/3 Edition, is focused on assisting companies to implement the SAP R/3 system. The UNIX version is a more general modeling tool for software analysis and design.

        LiveModel: SAP R/3 Edition is a highly modular scaleable modeling tool, using OLE V2.0 (Microsoft's Object Linking and Embedding technology) as the integration mechanism between modules. The LiveModel system's key components include:

         -- ModelStore - an object-oriented repository for the models created with LiveModel. It supports Reference Model licensed from SAP and derivative user models created with LiveModel: SAP R/3 Edition.

         -- ModelServer, which instantiates the SAP EPC methodology and is extensible to handle other modeling methodologies (such as OOIE) in the future.

         -- ViewServers - graphical viewers or batch reporting tools that access, manipulate, annotate and report on model data stored within the ModelStore and as described by the ModelServer.

        LiveModel's (UNIX) object-oriented tools let the developer use a variety of modeling techniques to visualize aspects of an application. The Object Diagrammer is used to model the objects in an application and express the relationships between them. The Event Diagrammer models the business process and information on the process flow in an application. The Business Rule Editor allows the representation of business policies in the application and makes the business rules used in an application explicit, visible and easy to modify and validate. The Scenario Manager maintains test cases to execute and validate the graphical business models created in LiveModel. The Report system automatically provides reports on LiveModel applications. The newly introduced beta version of the multideveloper support tool allows multiple developers to work on the same models concurrently.

        LiveModel, version 1.0, (UNIX) was commercially released in December 1993 and version 2.0 was released in April 1996. LiveModel: SAP R/3 Edition 1.0 (Microsoft Windows) was released in June 1996.

        The PowerModel System. In April 1996, IntelliCorp commercially released the PowerModel system, version 3.2, based on the C programming language, the UNIX operating system and the X Windows interface. This product was initially introduced in 1990. PowerModel is aimed at corporate and independent software vendor developers. These individuals are generally trained as professional programmers and are familiar with more complex technical issues. PowerModel 3.2 includes many features including: portability across UNIX and MS Windows platforms, new interface building tools, and C++ interoperability.

        PowerModel is comprised of two primary integrated components: a graphical application development environment and a set of delivery components. The application development environment offers programmers and designers development and debugging tools that enhance productivity in building and maintaining applications beyond that offered by traditional programming languages, such as C, C++ and COBOL. With PowerModel 3.2, applications developed in UNIX can be delivered on PCs in the Microsoft Windows environment as well as under UNIX/X-Motif, both in stand-alone and client-server fashion.

        Core technologies in PowerModel/LiveModel aid a programmer's effort to translate business problems into software solutions. These are: object-oriented programming, the ProTalk(TM) pattern matching and query language for objects, an end-user interface toolkit for constructing graphic and form-based clients, the ActiveRelations(TM) package to manage constraints and propagate values over objects (i.e., a spreadsheet for objects), and links to other software applications.

        ModelBridge Solutions. The Company's family of products interoperate with certain middleware software products through ModelBridge solutions. These solutions include class libraries that export from the LiveModel design tool to the target development and delivery environment. Support services are packaged with the class libraries to insure successful utilization of the ModelBridge class libraries. Consulting services are available to customize the class libraries to the customer's specific requirements and to assist in their implementation on their application.

        Kappa-PC System. Based on the C programming language, Kappa-PC features object-oriented programming, active graphics, compact code size, and links to other software applications, spreadsheets and databases. Kappa-PC can be used by customers on industry-standard PCs, and is aimed at the PC developer building single user departmental applications.

        The KEE(R) System. IntelliCorp continues to market the Lisp-based KEE (Knowledge Engineering Environment) system (originally introduced in August
1983) for complex AI and expert system applications. The KEE system, version 4.1, released in May 1993, is available on HP 9000 Series 700 and 800 workstations, the Sun SPARCstation and IBM RS6000 workstation. KEE 4.1 provides support for the X Windows interface, a color capability and an enhanced development environment. The KEE system is typically used for complex applications, enabling users to develop their own knowledge-based systems for a broad range of commercial and scientific applications.

        Customer Service and Support. To stimulate and support customer applications using the ModelWorks products, IntelliCorp provides support packages to its customers, including program maintenance and updates, documentation, training in the use of its software, on-site consultation and applications support via telephone or electronic mail.

        The Company offers apprenticeship programs, application development and methodology workshops and other consulting programs for customers who desire more than the standard support package. Under these programs, customer employees work on their application programs for several weeks at the Company's offices under the direction of an IntelliCorp engineer in an effort to produce a prototype system and enhance the skills needed to develop high-quality production applications.

        Custom System Projects. The Company engages, on a contract basis, in the development of applications for clients who desire direct involvement of IntelliCorp's engineers during implementation of systems using IntelliCorp's products. Services may include problem evaluation, system requirements specification, prototype development, external system interface and integration, and final system implementation.

        Marketing and Sales. IntelliCorp's marketing strategy utilizes multiple channels to reach the marketplace. These include telesales, direct licensing to major accounts, both by corporate headquarters personnel and through regional offices, as well as the development and support of ISVs, VARs, distributors and representatives with whom the Company has cooperative marketing agreements. The Company works closely with consulting firms and system integrators to provide packaged solutions to it's customers. The Company has traditionally focused on the telecommunications, manufacturing, financial, utilities, transportation and government industries.

        In May 1996 Hewlett Packard announced that its SAP Americas Consulting Practice would use LiveModel: SAP R/3 Edition in HP's newly introduced accelerated SAP implementation approach. In June 1966 IntelliCorp entered into an agreement with Deloitte & Touche Consulting Group/ICS (ICS) under which ICS will load LiveModel: SAP R/3 Edition on every ICS consultant's laptop computer to help customers make better engineering decisions and accelerate SAP implementations.

        Direct Licensing. IntelliCorp identifies customers who have needs for its products and services and have the ability to develop applications for internal use or relicensing. Applications developed by customers include transaction-based systems. Specific examples include computer network management, factory simulation and scheduling assistance, configuration of complex products to customer specification, advice to design engineers to reduce manufacturing faults, diagnosis of electronic and mechanical products, assistance to customer service representatives, allocation of manufacturing resources, passenger and cargo space management, scheduling preventative maintenance for aircraft, optimizing the results of direct mail campaigns, screening financial data for errors, experiment design, and materials planning.

        IntelliCorp has sales offices in the Atlanta, Chicago, London, and Washington D.C. areas. Its sales force uses direct mail, telephone and personal contact marketing to identify potential customers, with an emphasis on major corporate and government accounts. In addition, the Company's sales and marketing efforts include a combination of exhibits and demonstrations at trade shows and presentations at seminars.

        Order backlog is not significant because IntelliCorp's practice is to deliver its products promptly after the receipt of an order.

         Distribution. IntelliCorp has entered into agreements pursuant to which distributors in Brazil, Italy, Israel, Mexico, Portugal, South Korea, and Spain, independent sales representatives in Japan and Netherlands, and dealers in Hong Kong, Indonesia, Malaysia, Singapore, Taiwan, Thailand and Venezuela have been granted rights to market and sublicense IntelliCorp's products in their respective countries and certain other territories.

        Competition. The Company believes that its ability to compete depends on factors both within and outside its control, including the timing and success of new products developed by the Company and its competitors, product performance and price, distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors.

        The market for IntelliCorp's software products is intensely competitive and is characterized by rapid change and frequent introduction of new products. The important competitive factors in the industry are generation of and integration with standard runtime environments, access to standard databases, ability to support the client/server paradigm, support for popular methodologies, product sophistication, features, reliability, price/performance characteristics, ease of understanding and operating the software, integration with conventional computing environments, availability and quality of support and training services, and availability of the product on a variety of hardware platforms. There can be no assurance that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors and by new companies entering the market.

        The market for application development tools and languages for client/server computing environments is intensely competitive and the Company expects competition to continue to increase. The Company's competitors include a broad range of companies that develop and market tools and languages for software application development, including (i) providers of object-oriented languages and tools, such as Smalltalk and products based upon Smalltalk, as well as C++ and C; (ii) providers of object-based development tools; (iii) providers of 4GL-based development tools; (iv) providers of CASE tools; and (v) providers of modeling and/or diagramming tools, some of which operate, or may in the future, operate in conjunction with SAP's R/3 System and who, for marketing purposes, have formed or may, in the future, form strategic partnerships with providers of commercially popular software systems, such as SAP. Vendors marketing competing object-oriented languages and/or tools, include Brightware; Centerline; Gensyn; Neuron Data; NeXT; ParcPlace; and Platinum Technologies. Providers of 4GL application development tools include Borland; Informix; Oracle; and Sybase. Providers of CASE tools include Cayenne; IDE; Rational; Intersolv; Oracle; Texas Instruments; and Seer Technologies. Other companies offering SAP R/3 modeling and implementation tools include: IDS Prof. Scheer, Visio, Texas Instruments, Logic Works, and Micrographix. In addition, SAP offers the Business Engineering Workbench with a subset of the capabilities of the IntelliCorp products.

        Many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and sales and marketing resources than the Company. These companies as well as other hardware and database software vendors can be expected to develop and market additional competitive products in the future. In addition, a variety of established companies are also building object-oriented products as extensions to their existing product lines.

        Product Research and Development. To date, substantially all of the Company's research and development has been done in-house. IntelliCorp expects that most of its software products will continue to be developed internally, although it may on occasion outsource certain projects or acquire ownership of, or rights to market, existing programs.

        An agreement with Poet Software Corporation completed in December 1995 grants rights to IntelliCorp to license and deliver the Poet Object-Oriented Database for use with LiveModel: SAP R/3 Edition. IntelliCorp resells the Poet Database as part of its ModelStore offering in both single user (Client) and multiuser (Server) configurations.

        In April 1966, IntelliCorp announced the signing of two Agreements with SAP AG --a licensing/distribution agreement to package the R/3 Reference Model with the Company's products and a joint development agreement which includes a formal commitment of resources on behalf of both parties to explore the utility of IntelliCorp's technology within the content of the SAP R/S system.

        A Joint Development Venture Agreement entered into in January 1992 between the Company, James Martin & Co., and James Martin provides for technology exchange and joint product development of new CASE tools based on IntelliCorp's object-oriented programming technologies and PowerModel product, and implementing Dr. Martin's and James Odell's Object-oriented Information Engineering methodology. The result of IntelliCorp's relationship with Dr. Martin was the commercial release of LiveModel in December 1993.

        IntelliCorp owns all rights to LiveModel and any other products which may be developed under the Agreement and pays royalties to Dr. Martin on licenses of such products to customers.

        The Company expensed $3,539,000, $4,210,000 and $2,766,000 on research and development during the fiscal years ended June 30, 1996, 1995 and 1994, respectively. In 1996 and 1994, respectively, an additional $295,000 and $200,000 of product development costs were capitalized in accordance with Statement of Financial Accounting Standards No. 86 (none in 1995), resulting in total expenditures on product development for fiscal 1996 and 1994 of $3,834,000 and $2,966,000, respectively.

        Product Protection. IntelliCorp regards its software as proprietary and attempts to protect it by relying upon copyrights, trade secret and patent laws and contractual nondisclosure safeguards as well as restrictions on transferability that are incorporated into its software license agreements. IntelliCorp licenses its software products (in object or binary form) to customers rather than transferring title. In spite of these precautions, it may be possible for competitors or users to copy aspects of IntelliCorp's products or to obtain information which the Company regards as trade secrets without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. IntelliCorp has licensed a number of products, including PowerModel, in source form (or human-readable form) to certain customers and third parties, both in the United States and internationally, for a variety of purposes, including porting to other platforms and globalization. This practice increases the possibility of misappropriation or other misuse of the Company's products. IntelliCorp has not required end-users of Kappa-PC and
LiveModel: SAP R/3 Edition to sign license agreements. Instead, the license agreement for Kappa-PC and LiveModel: SAP R/3 Edition is included in the product packaging, and the packaging explains that by opening the seal the user is agreeing to the terms of the license agreement. It is uncertain whether "shrink-wrap" license agreements of this type are legally enforceable.

        IntelliCorp's first three patents, relating primarily to knowledge-based technology, were issued between June 1987 and May 1990. IntelliCorp's fourth patent with respect to certain technologies integrated in its PowerModel product was issued in May 1994. The Company filed an additional patent application in June 1994 relating to its LiveModel product. However, there can be no assurance that any further patents will be issued with respect to the Company's products, and existing patent and copyright laws afford only limited practical protection to IntelliCorp. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there exist several patents with claims that might extend to IntelliCorp's products, which, together with the growing use of patents to protect software, has increased the risk that third parties may assert infringement claims against IntelliCorp in the future.

        In view of the rapid rate of technological change in the areas in which it does business and the uncertainty of the scope of the protection afforded by copyright and patent laws, IntelliCorp does not believe that copyrights or patents will be of major competitive advantage to it. Rather, IntelliCorp believes that it must rely primarily on the technical competence and creative ability of its personnel to improve and update its software products and create additional products in order to be successful.

        Employees. As of June 30, 1996, the Company employed 85 people, many of whom hold advanced degrees. IntelliCorp's development engineers come from a variety of commercial and research backgrounds. IntelliCorp believes that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. None of IntelliCorp's employees is covered by a collective bargaining agreement, and the Company believes that its relations with its employees are good. The Company maintains competitive compensation, benefits and equity participation programs. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to attract and retain qualified personnel in the future.

RISK FACTORS

        In addition to the other risks described elsewhere in this Annual Report, the Company's business is subject to the following risks:

        Need for Acceptance of Modeling Technology and Company Products. The market for the Company's products is new and evolving and its growth depends upon broader market acceptance of modeling technology. Modeling technologies represent fundamental shifts in analysis, design, and programming methodologies. They require substantial investment in the retraining of programmers and business analysts, which can be expensive and can reduce the productivity of programmers and analysts during the training period. As a result, there can be no assurance that organizations will choose to make the investment required to use modeling techniques in planning their operations and for the enhancement of their business or their clients' businesses.

        Even if modeling technology gains broader market acceptance, there can be no assurance that the Company's principal products will be accepted for implementation of object-oriented and modeling technology. PowerModel and LiveModel are both relatively new products with limited market acceptance. In addition, even if PowerModel and LiveModel gain broader market acceptance, a number of other vendors offer competing products. There are also a number of other approaches to business and application modeling, including the use of traditional CASE tools.

        The Company has refocused its efforts on the SAP market and, in June 1996, LiveModel: SAP R/3 Edition was commercially released to address the need for a modeling tool to assist companies who are implementing SAP's R/3 system. As a result of refocusing the Company's business on the SAP market, increased acceptance of the Company's software products will depend on continued market acceptance of SAP's R/3 system. In addition, sales of the Company's SAP R/3 based products will depend on consulting firms and others who assist their customers to implement the complex R/3 system. SAP has formed strategic alliances with other companies to develop R/3 modeling/implementation software packages and SAP itself offers products that include a subset of the capabilities of IntelliCorp's products. While the Company believes that
LiveModel: SAP R/3 Edition offers advantages over competing products in this market, there can be no assurance that the Company will be successful in refocusing its business in the SAP R/3 market or that the Company's products will successfully compete with others in this market.

        In the fourth quarter of fiscal 1996, the Company introduced LiveModel:
SAP R/3 Edition. The Company's fiscal 1997 sales forecast anticipates a significant portion of revenues to be derived from sales of and consulting services related to LiveModel: SAP R/3 Edition. Factors which could impact the level of revenues generated from LiveModel: SAP R/3 Edition include, but are not limited to, the timing and level of market acceptance of the new product, the timing of market introduction of competing products, and the success of sales efforts with strategic partners. There can be no assurance, however, that the actual sales will not differ materially from the sales forecast in the near term.

        Rapid Technological Change; Product Development. The market for the Company's products is characterized by ongoing technological developments, evolving industry standards, rapid changes in customer requirements, and increasing customer demands. As a result, the Company's success depends upon its ability to continue to enhance its existing products, develop and introduce in a timely manner new products that take advantage of technological advances, and respond to new customer requirements and demands. Customer requirements include portability across platforms, full "native" software, tools, systems, and devices. To the extent one or more of the Company's competitors introduce products that fully address these requirements, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products incorporating new technology on a timely basis or that its new products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements or demands, the Company's business and results of operations will be materially and adversely affected. Versions of LiveModel and PowerModel are available for use on the UNIX operating system. UNIX enjoys relatively limited market acceptance at present and there can be no assurance that market acceptance for UNIX will expand or will not decrease.

       The Company has also developed versions of LiveModel and PowerModel for other operating systems, particularly Windows, and with the introduction of
LiveModel: SAP R/3 Edition, the Company has shifted its emphasis from UNIX systems to Windows and other Microsoft operating systems. There can be no assurance that this shift from UNIX to Windows will be successful or that the Company will achieve significant sales of its Windows-based products.

       In addition, the Company and SAP AG have a joint development agreement under which the utility of the IntelliCorp technology within the content of the SAP R/3 system is being explored. There is no assurance that SAP or IntelliCorp will continue to find the mutual development of complimentary products to be in their mutual best interests or that SAP will not terminate the partnership or change their products or strategies in a way that is adverse to IntelliCorp. Even though IntelliCorp may wish to further its relationship with SAP and its development of products, there is no assurance that the Company will be successful doing so.

       Although the Company has a number of ongoing development projects, there can be no assurance that the development of these products will be completed successfully or on time, that the products will include the features required to achieve market acceptance, or that enhancements to the products will keep pace with broadening market requirements. There can be no assurance that the Company will be successful in achieving and sustaining partnerships with third party packaged systems vendors or with strategic consulting firms. From time to time the Company or its competitors may announce new products, capabilities, or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products. The Company has in the past experienced delays in software development and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. Delays or difficulties associated with new product introductions or product enhancements could have material adverse effect on the Company's results of operations. Software products as complex as those offered by the Company may contain undetected errors when first introduced or as new versions are released. There can be no assurance that errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. The Company maintains no insurance for this risk.

        Dependence on Key Personnel. The Company is dependent upon a limited number of key management, technical, and sales personnel, the loss of whom would adversely affect the Company's business. In addition, the Company may, in the future, need to augment or replace existing key management, technical, or sales personnel in order to maintain or increase its business. Because of the complexity and breadth of the Company's product line, in certain technical areas the Company may have only a single employee with appropriate expertise. The loss of any such employee can have the effect of slowing down or halting development with respect to a product until the Company is able to locate and hire another technical person with the requisite expertise. In addition, certain management, technical, and support personnel are relatively new to the Company and the Company's success in the future will depend in part on successful assimilation of new personnel. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities, and other organizations. The ability to recruit, on a timely basis, appropriate personnel to staff the various development efforts will be a key factor in the success of those projects. If the Company cannot recruit the appropriate personnel and must hire outside consultants to perform this work, the contract margins may be adversely affected. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Loss of key personnel or inability to hire and retain qualified personnel could have a material adverse effect on the Company's business and results of operations. Currently, the Company is seeking a Vice President of Sales. Recently, and from time to time in the past, the Company has experienced significant turnover in its sales force There can be no assurance that the Company will be able to reduce this periodic turnover in its sales force or fill the position of Vice President of Sales and the Company may lose sales opportunities.

        Customers in the object-oriented technology market require tools that can operate on many different hardware platforms and with many different operating systems, tools, databases, systems, and devices. Because of the broad range of features and functions required of the Company's products, their development, maintenance, and use is extremely complex and requires the Company to have technical personnel with a breadth of expertise. Highly qualified and specialized personnel for sales, customer training, customer support, and on-site consulting are required. These personnel requirements are very difficult for the Company to manage and maintain because of its limited financial resources. There can be no assurance that the Company will have the necessary personnel to develop and commercialize its products successfully or to port these products to the necessary hardware platforms and operating systems.

        Dependence on Lower Margin Service Revenues. A significant amount of the Company's revenues has been derived from contract and other services. The operating margins from revenues for such services are substantially lower than the operating margins from revenues for the Company's software products. This disparity is principally due to the low cost of materials, royalties, and other costs of the Company's software products, as compared to the relatively high personnel costs incurred in providing consulting services. In addition, as the proportion of contract and other service revenues increases, the overall margins will decrease accordingly. As a result of the Company's reliance on contract and other revenues, the Company's overall operating margins may be lower than those for software companies that do not derive such a significant percentage of revenues from contract and other services. In addition, the Company's operating margins have in the past and may in the future vary significantly as a result of changes in the proportion of revenues attributable to products and services.

        Lack of Profitability; Potential Future Losses. Over the last five years, the Company has experienced aggregate consolidated net losses of $24,139,000, including a net loss of $4,499,000 for the year ended June 30, 1996. In addition, the Company may incur a loss in fiscal 1997 and may also have losses in future years. There can be no assurance that the Company will eventually attain profitability or, if it attains profitability, that it will be able to maintain profitability.

        Working capital at June 30, 1996, was $2,850,000 as compared to $2,272,000 at June 30, 1995. Management's financial plans for fiscal year 1997 anticipate sufficient revenues so as not to require additional capital resources.

        To remain listed for trading on the NASDAQ Stock Market, the Company is required to maintain a minimum capital and surplus. In the past, the Company's capital and surplus has fallen below the NASDAQ minimum, which required the Company to exchange debt for preferred stock. Additional losses could adversely affect the Company's ability to maintain the required minimum capital and surplus in the future. However, the Company may, from time to time, need to raise additional capital through debt or equity financing and there can be no assurance that such financing will be available to the Company. If revenues for fiscal year 1997 do not meet management's expectations and additional financings are not available, management has the ability and intent to reduce certain expenditures so as not to require additional capital resources.

        Quarterly Results. The Company's quarterly revenues and operating results have in the past, and may in the future, vary significantly due to such factors as the timing of new product introductions, changes in pricing policies by the Company and its competitors, market acceptance of new products, and enhanced versions of existing products, the information systems department budgets of its customers, and the length of sales cycles. Although a significant portion of the Company's revenues in each quarter result from orders received in that quarter, the majority of the Company's expense levels are fixed, based on expectations of future revenues. In addition, a substantial amount of the Company's quarterly revenues have typically been recorded in the third month of the fiscal quarter with a concentration of such revenues in the last half of the month. The timing of the closing of large license agreements increases the risk of quarter to quarter fluctuations. As a result, if revenues are not realized as expected, the Company's operating results will be materially adversely affected. Accordingly, it is likely that the Company would experience disproportionate declines in its operating results if revenues were to decline. In addition, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be adversely affected.

        Customer Concentration. In the fiscal year ended June 30, 1996, revenues from the sale of products and services to one commercial customer and one related party accounted for 29% and 10%, respectively, of total revenue. The Company does not currently have any long-term contracts with these customers and the level of revenues received from these customers will not continue in future periods. In addition, certain customers may account for a significant portion of net revenues in a particular quarter, which may lead to significant variations in quarterly results.

        Concentrated Product Line. The Company currently derives substantially all of its revenue from LiveModel and PowerModel and related products and services and expects this concentration to continue for the foreseeable future. As a result, any factor adversely affecting the demand for, or pricing of, LiveModel and PowerModel and related products and services would have a material adverse effect on the Company's business and results of operations. The Company's future financial performance will depend significantly on the successful development and customer acceptance of new and enhanced versions of LiveModel and PowerModel and other products.

        Need for Channel Partners. In order for the Company to reach higher levels of revenue and sustainable growth, the Company may require channel partners for the sale and distribution of its products. Such partners may include consulting firms, systems integrators, traditional software distributors, or hardware or software companies with established distribution channels. The Company has an arrangement with Hewlett-Packard and an agreement with Deloitte & Touche Consulting Group/ICS to promote or to utilize the Company's LiveModel: SAP R/3 Edition. These channel partners are instrumental in gaining acceptance of IntelliCorp's modeling tools both for their consulting methodology as well as by their customers for continuing operating requirements. The Company anticipates that a significant portion of fiscal year 1997 revenues will be generated through these arrangements and other similar arrangements or agreements with consulting firms and hardware companies. There can be no assurance that the Company will achieve significant sales through its Hewlett-Packard and Deloitte & Touche ICS relationships or that the Company will be successful in establishing additional channel partner arrangements or that if such arrangements are established, they will prove to be commercially successful.

        Managing a Changing Business. Since its inception, the Company has experienced changes in its operations which have placed significant demands on the Company's administrative, operational, and financial resources. The Company's future performance will depend in part on its ability to manage change, both in its domestic and international operations, and to adapt its operational and financial control systems as necessary to respond to changes in its business. The failure of the Company's management to effectively respond to and manage changing business conditions could have a material adverse effect on the Company's business and results of operations.

        International Operations. Approximately 31% of the Company's revenues for the fiscal year ended June 30, 1996, were attributable to international sales. Substantially all international revenues to date have been derived from license revenues. The Company currently offers limited local language versions of its products. Although it does intend to offer additional localized product releases in the future, there can be no assurance that such releases will be successfully developed or, if developed, that they will achieve market acceptance. The Company faces certain risks as a result of international sales. First, the results of the Company could be affected adversely by short-term fluctuations in currency exchange rates. Additionally, the Company's international operations may be affected by changes in demand resulting from long-term changes in interest and currency exchange rates. The Company is also subject to other risks associated with international operations, including tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies, which may on occasion be delayed or difficult to obtain, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, economic and political instability, restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that such factors will not have an adverse effect on the Company future international sales and, consequently, on the Company's business and results of operations. With the exception of limited patent protection in Canada, the Company has no patents protecting its products in foreign markets.

        Volatility of Stock Price. The trading price of the Company's common stock is subject to wide fluctuations in response to variations in the actual or anticipated quarterly operating results of the Company, announcements of new products or technological innovations by the Company or its competitors, and general conditions in the industry. In addition, markets for securities of high technology companies have experienced extreme price and volume trading volatility in recent years. This volatility may have a substantial effect on the market price of securities of many high technology companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

        In 1996, the Company had a convertible debt offering and issued convertible preferred stock and warrants. The interest due on the notes and dividends on preferred stock are payable in shares of common stock in lieu of cash for two years. The notes and preferred stock are convertible into common stock at the election of the holders. The Company is obligated to register for resale the shares of common stock issuable with respect to the notes and preferred stock. If all the shares reserved for these purposes were issued, it would significantly increase the number of shares outstanding. Sales or issuance of substantial amounts of Company common stock by the holders of the notes and preferred stock or others in the future could adversely affect the market price of the Company's common stock. Substantially all of the outstanding shares are eligible for sale in the public market. In addition, the holders of stock options could exercise their options and sell the vested shares in the public market.

Item 2.     Description of Property.

        The Company's executive offices are located at 1975 El Camino Real West, Mountain View, California. IntelliCorp leases approximately 34,000 square feet of office and computer space at this facility pursuant to a lease which extends through August 1998. This space is adequate to meet the Company's future needs.

        IntelliCorp leases space for sales offices in the Chicago and Washington D.C. areas and also leases its European sales office in London, England.

Item 3.     Legal Proceedings.

        Management is not aware of any material legal proceedings to which the Company is a party or of which any of their properties are the subject.

Item 4.     Submission of Matters to Vote of Security Holders.

        Inapplicable.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

IntelliCorp's common stock is traded on the over-the-counter market under the NASDAQ symbol INAI. The following table sets forth the closing prices since July 1, 1994 for the common stock for the fiscal quarters indicated as reported by NASDAQ. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.
        At June 30, 1996, there were approximately 614 registered stockholders of the Company's common stock. IntelliCorp has not paid any cash dividends on its common stock and does not plan to pay any dividends in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of many factors, including results of operations, capital requirements and general business conditions.


         Years ended June 30,                              1996                               1995
                                                  High               Low             High               Low
         1st Fiscal Quarter                      $3.25             $1.88            $2.94             $1.75
         2nd Fiscal Quarter                       2.44              1.06             3.00              1.88
         3rd Fiscal Quarter                       2.00              1.13             2.75              2.00
         4th Fiscal Quarter                       4.00              1.38             2.69              1.94

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS OF OPERATIONS

This annual report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Risk Factors"

              The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and as a percentage change from year to year (certain prior year revenue line items and associated cost of revenue amounts have been reclassified to conform with the current year's presentation):

                                                                                                Percent increase
                                                                                                    (decrease)
                                                               Percent of revenues              1996      1995
                                                              Years ended June 30,            compared  compared
                                                         1996         1995         1994        to 1995   to 1994
                                                         --------------------------------------------------------
REVENUES:
     Software                                             33%          58%          53%         (64)%         57%
     Contract services                                    44           29           29           (4)          46
     Other services                                       23           13           18           13            1
- -----------------------------------------------------------------------------------------------------------------
     Total revenues                                      100          100          100          (37)          44
COSTS AND EXPENSES:
     Cost of software revenues                            10           10           12          (35)           7
     Cost of contract service revenues                    24           21           16          (29)          93
     Cost of other services revenues                       5            6            7          (41)          13
     Research and development                             32           24           23          (16)          52
     Marketing, general and administrative                55           51           71          (32)           4
     Corporate restructure costs                           4            -            -          N/M            -
- -----------------------------------------------------------------------------------------------------------------
       Total cost and expenses                           130          112          129          (26)          25
- -----------------------------------------------------------------------------------------------------------------
Loss from operations                                     (30)         (12)         (29)          62          (42)
Extraordinary item                                       (11)           -            -          N/M            -
- -----------------------------------------------------------------------------------------------------------------
Net loss                                                 (41)         (12)         (31)         112          (43)
- -----------------------------------------------------------------------------------------------------------------

N/M - Not meaningful

REVENUES. Total revenues were $10,992,000, $17,357,000 and $12,047,000 for fiscal years 1996, 1995, and 1994, respectively. The Company's total revenue is derived from three sources: software licenses, contract services and other services including product support and training. The 37% decrease in fiscal 1996 total revenues as compared to fiscal 1995 revenues is largely due to the termination of the GTE Telephone Operations ("GTE") development agreement in September 1995, and the restructuring in October 1995. The GTE development agreement represented 33% of the Company's total revenue in fiscal 1995 and has not been replaced by similar size transactions in the current fiscal year. The restructuring in October 1995 was undertaken to increase the Company's focus on live business modeling tools for the Microsoft Windows platform and in support of commercially popular purchased software systems.
              Achievement of revenue goals is affected by numerous factors beyond the Company's control, including competitors' product introductions, market price, competition, and market acceptance of the Company's products. Historical results of the Company may not be indicative of future operating results.
              Software revenues decreased 64% in fiscal 1996 from fiscal 1995. This decrease is due primarily to the termination of the GTE development agreement in September 1995. In fiscal 1995, software revenues of $4,887,000 from GTE were recognized while no software revenues from GTE were received in fiscal 1996. The decline in revenues included a $5,431,000 decrease in sales of PowerModel (formerly known as Kappa) and a $2,347,000 decrease in sales of LiveModel (formerly known as Object Management Workbench). The revenue decline in fiscal 1996 is attributed primarily to decreased unit sales rather than price reductions. This decrease was offset by sales of $1,413,000 of the Company's newest product, LiveModel: SAP R/3 Edition released in June 1996. LiveModel: SAP R/3 Edition represented 39% of software revenues for fiscal 1996. PowerModel revenues represented 26%, 63%, an 59% of total software revenues for the years ended June 30, 1996, 1995 and 1994, respectively. Other LiveModel revenues represented 20%, 30% and 22% of total software revenues for the years ended June 30, 1996, 1995 and 1994, respectively. The remainder of the Company's software revenues is from the Kappa-PC and Lisp-based KEE(TM) products. Kappa-PC and KEE, as a percentage of revenues, increased from 7% in fiscal 1995 to 15% in fiscal 1996; however, the decrease in absolute dollar amount of the sales of these products will continue. The Company's ability to increase software revenues depends upon, among other things, development of successful new and updated products and upon these products meeting customer requirements. There can be no assurance that the Company will successfully develop these products or that these products will be successful in the marketplace.
              Contract services revenues decreased 4% during fiscal 1996 compared to fiscal 1995. Although total revenue decreased, contract services remained relatively unchanged due to continued consulting related to PowerModel. The Company expects to perform additional contract services in the future. However, because a majority of such services are performed on a short-term basis, the ultimate trend for this type of revenue and the timing of the services are difficult to predict.
              Other services revenues, which consist primarily of training and product support, increased 13% during fiscal 1996 compared to fiscal 1995. This increase is primarily attributable to a one time payment received from GTE in fiscal 1996 for product support.
              The Company derived approximately 31%, 29% and 44% of its revenues in fiscal years 1996, 1995 and 1994, respectively, from its international operations. The Company expects that export sales will continue to provide a significant portion of total revenues. However, changes in currency exchange rates, strength of local economies and the inherent uncertainties in the software market make these revenues difficult to predict.

COSTS AND EXPENSES. Cost of software revenues consists primarily of materials, documentation, packaging, royalties and amortization of capitalized and purchased software development costs. Cost of software revenues as a percentage of software revenues decreased from 24% to 16% in fiscal years 1994 to 1995, respectively, and increased to 29% in fiscal 1996. The fiscal 1995 decrease and fiscal 1996 increase in software cost, relative to software revenues, are partially attributable to the significant portion of the expenses that are fixed in nature such as salaries, amortization and depreciation expenses; therefore, revenue fluctuations do not result in comparable changes in related costs.

              Cost of contract services revenues consists primarily of personnel, including outside consultants, and related costs. Cost of contract services revenues as a percentage of the related revenues decreased to 56% in fiscal 1996 compared to 75% in fiscal 1995, and 57% in fiscal 1994. As contract services increase, the Company supplements its staff with outside consultants until contract backlog supports the hiring of new staff and the additional personnel can be hired and trained. When contract revenues increased dramatically in 1995, the Company increased utilization of outside consultants, which resulted in lower margins. In fiscal 1996, reliance on outside consultants decreased.

              Cost of other services revenues consists primarily of personnel providing product support and training. Cost of other service revenues as a percentage of the related revenues decreased to 20% in fiscal 1996 compared to 39% in fiscal 1995 and 35% in fiscal 1994. The decline in 1996 is due principally to a reduction in training headcount.

              The aggregate cost of revenues, as well as the resulting aggregate gross margin, may fluctuate based on the mix of license, contract, or other services performed in a particular period.

              Research and development expense consists primarily of personnel and related costs. The decrease of 16% in research and development expense in fiscal 1996 compared to fiscal 1995 is mainly due to the reduction in force as a result of the restructuring in the second quarter of fiscal 1996. Despite the decrease in costs and lower revenues, research and development as a percentage of revenues increased from 24% in fiscal 1995 to 32% in fiscal 1996 as the Company focused on the completion of LiveModel products and new releases of PowerModel. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

              Marketing, general and administrative expense consists primarily of personnel and related costs for marketing, selling, administration, finance, information systems, human resources, and general management. The decrease of 32% in marketing, general and administrative expense in fiscal 1996 compared to fiscal 1995 is also mainly due to the reduction in force as a result of the restructuring in the second quarter of fiscal 1996.

              In October 1995, the Company recorded a $414,000 pre-tax restructuring charge which included the cost of providing severance pay and benefits for the reduction of approximately 30 employees throughout the domestic and international business, office closing costs for one international and two domestic facilities and costs to revise the Company's annual report for the year ended June 30, 1995, which was already in process at the time the decision was made to restructure.

OTHER INCOME (EXPENSE). Interest income decreased from fiscal 1995 to fiscal 1996 due to lower average invested cash balances during the second and third quarters of fiscal 1996.

              Interest expense and other, net in fiscal 1996 consists primarily of interest related to the convertible notes issued in April 1996. The Company had not previously entered into any debt financing.

              The provision for income taxes represents foreign withholding taxes.

              The Company incurred an extraordinary loss of $1,157,000 during the fourth quarter of fiscal 1996 in connection with the exchange of convertible notes for preferred stock and warrants. The loss reflects the excess of the value of the preferred stock and warrants issuable to the noteholders over the $1,800,000 of convertible debt obligations canceled as of June 1996.

QUARTERLY RESULTS. The Company's quarterly revenues and operating results have in the past, and may in the future, vary significantly due to such factors as the timing of new product introductions, changes in pricing policies by the Company and its competitors, market acceptance of new products and enhanced versions of existing products, the research and development budgets of its customers and lengthy sales cycles. Although a significant portion of the Company's revenues in each quarter result from orders received in that quarter, the majority of the Company's expense levels are fixed, based on expectations of future revenues. In addition, a substantial amount of the Company's quarterly revenues have typically been recorded in the third month of the fiscal quarter with a concentration of such revenues in the last half of the month. The timing of the closing of large license agreements increases the risk of quarter to quarter fluctuations. As a result, if revenues are not realized as expected, the Company's operating results will be materially adversely affected. Accordingly, it is likely that the Company would experience disproportionate declines in its operating income if revenues were to decline. In addition, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash, cash equivalents and short-term investments were $4,124,000 at June 30, 1996 and $2,493,000 at June 30, 1995. The increase in fiscal 1996 is primarily due to the issuance of convertible notes in April 1996 offset by the cash used in operations. Spending for capital equipment was $277,000 in fiscal 1996, $569,000 in fiscal 1995 and $525,000 in fiscal 1994. As a result of the reorganization in October 1995, capital spending was cut resulting in a decrease between fiscal 1996 and fiscal 1995.
              In April 1996, the Company issued $3,400,000 of seven-year senior convertible notes which are due April 30, 2003. Interest only is payable semi-annually in October and April at 10% per annum. Interest payments for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. In June 1996, the Company agreed to issue 580,645 shares of preferred stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for $1,800,000 of the convertible debt. The preferred stock is convertible into common shares on a one-for-two basis, subject to adjustments for dilutive events, and carries 10% cumulative dividends.
              During March and April 1994, the Company sold 1,452,692 shares (approximately 12% of the shares outstanding after the transaction) of the Company's common stock to various investors at a price of $3.25 per share resulting in net proceeds to the Company of $4,615,749.
              The Company's capital resource commitments consist primarily of operating lease obligations. For fiscal year 1996, the Company experienced a net loss of $4,499,000. Working capital at June 30, 1996 was $2,850,000 as compared to $2,272,000 at June 30, 1995. Management's financial plans for fiscal year 1997 anticipate sufficient revenues so as not to require additional capital resources. However, the Company may, from time to time, raise additional capital through debt or equity financing to take advantage of market opportunities. There can be no assurance, however, that the Company will be able to raise additional capital on favorable terms, if at all. If revenues for fiscal 1997 do not meet management's expectations, and additional financings are not available, management has the ability and may further reduce certain expenditures so as not to require additional capital resources. As a result, the Company believes its cash and cash equivalents at June 30, 1996 and cash collected from customers will be adequate to fund its operations during fiscal 1997.

ITEM 7.     FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

Years ended June 30, 1996 and 1995
(In thousands, except share and per share amounts)                              1996                      1995
- --------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                $  3,142                $    2,493
    Short-term investments                                                        982                         -
    Accounts receivable (less allowance
      for doubtful accounts:  1996, $322;
      1995, $383) (Note 9)                                                      2,217                     4,414
    Other current assets                                                          214                       153
- ---------------------------------------------------------------------------------------------------------------
        Total current assets                                                    6,555                     7,060

Net property and equipment (at cost)                                              286                       519
Capitalized software (less accumulated
    amortization:  1996, $383; 1995, $1,523)                                      284                        50
Other assets                                                                      276                       471
- ---------------------------------------------------------------------------------------------------------------
                                                                             $  7,401                   $ 8,100
- ---------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                           $  935                $    1,010
    Accrued compensation                                                          570                       858
    Other current liabilities                                                   1,453                     1,588
    Deferred revenues                                                             746                     1,332
- ---------------------------------------------------------------------------------------------------------------
        Total current liabilities                                               3,704                     4,788


CONVERTIBLE NOTES                                                               1,600                         -

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock and warrants issuable                                       2,932                         -
    Preferred stock, $.001 par value -- 2,000,000
     shares authorized, none outstanding                                            -                         -
    Common stock, $.001 par value -- 20,000,000
     shares authorized; shares outstanding:
     1996, 12,381,075;  1995, 12,087,162                                           12                        12
    Additional paid-in-capital                                                 42,263                    41,911
    Accumulated deficit                                                      (43,110)                  (38,611)
- ---------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                              2,097                     3,312
- ---------------------------------------------------------------------------------------------------------------

                                                                             $  7,401                  $  8,100
- ---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 30, 1996, 1995 and 1994 (In thousands, except per share amounts)

                                                      1996                 1995                  1994
- ------------------------------------------------------------------------------------------------------
REVENUES:
         Software                                   $  3,658             $ 10,098             $  6,415
         Contract services                             4,851                5,071                3,463
         Other services                                2,483                2,188                2,169
- ------------------------------------------------------------------------------------------------------
         Total revenues                               10,992               17,357               12,047
- ------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of revenues:
         Software                                      1,045                1,620                1,508
         Contract services                             2,703                3,804                1,971
         Other services                                  508                  857                  759
Research and development                               3,539                4,210                2,766
Marketing, general and administrative                  6,072                8,896                8,557
Corporate restructuring costs                            414                    -                    -
- ------------------------------------------------------------------------------------------------------
         Total costs and expenses                     14,281               19,387               15,561
Loss from operations                                  (3,289)              (2,030)              (3,514)
- ------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
         Interest income                                 120                  135                  131
         Interest expense and other, net                 (60)                   -                    -
- ------------------------------------------------------------------------------------------------------
         Total other income, net                          60                  135                  131
- ------------------------------------------------------------------------------------------------------
Loss before income taxes                              (3,229)              (1,895)              (3,383)
Provision for income taxes                              (113)                (232)                (371)
- ------------------------------------------------------------------------------------------------------
Loss before extraordinary item                        (3,342)              (2,127)              (3,754)
Loss from extinguishment of debt                      (1,157)                   -                    -
- ------------------------------------------------------------------------------------------------------
Net loss                                            $ (4,499)            $ (2,127)            $ (3,754)
- ------------------------------------------------------------------------------------------------------

Loss per common share:
Loss before extraordinary item                      $  (0.27)            $  (0.18)            $  (0.35)
Extraordinary item                                     (0.10)                   -                    -
- ------------------------------------------------------------------------------------------------------
Net loss                                            $  (0.37)            $  (0.18)            $  (0.35)
- ------------------------------------------------------------------------------------------------------
Shares used in computation of
loss per common share                                 12,209               12,040               10,586
- ------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Preferred                                                   Notes
                                     Stock                                                 receivable
Years ended June 30,                  and                                      Additional     from
1996, 1995, and 1994              Warrants            Common Stock              paid-in       sale      Accumulated
(In thousands)                     Issuable         Shares Par value             capital    of stock      deficit          Total
- ----------------------------------------------------------------------------------------------------------------------------------

Balances, June 30, 1993         $     -           9,877        $     10        $ 36,137     $    (17)    $(32,730)        $  3,400

Exercise of stock options             -             668               1             616            -            -              617
Sale of shares,
  net of issue costs                  -           1,453               1           4,615            -            -            4,616
Collection of notes
  receivable                          -               -               -               -           17            -               17
Issuance of warrants                  -               -               -             428            -            -              428
Net loss                              -               -               -               -            -       (3,754)          (3,754)
- ----------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1994               -          11,998              12          41,796            -      (36,484)           5,324

Exercise of stock options             -              59               -              96            -            -               96
Exercise of warrants                  -              30               -              19            -            -               19
Net loss                              -               -               -               -            -       (2,127)          (2,127)
- ----------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1995               -          12,087              12          41,911            -      (38,611)           3,312

Exercise of stock options             -             294               -             352            -            -              352
Preferred stock and warrants
  issuable, net of issue
  costs                           2,932               -               -               -            -            -            2,932
Net loss                              -               -               -               -            -       (4,499)          (4,499)
- ----------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1996        $  2,932          12,381        $     12        $ 42,263          $ -     $(43,110)        $  2,097
==================================================================================================================================

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 1996, 1995 and 1994 Increase (decrease) in cash and cash equivalents
 (In thousands)                                                        1996                1995                  1994
- -----------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Cash collected from customers                                   $ 12,558             $ 16,004             $ 11,085
     Interest collected                                                   108                  147                  122
     Cash paid to employees and suppliers,
        net of amounts capitalized                                    (14,109)             (18,547)             (15,020)
     Interest paid                                                        (69)                   -                    -
     Income taxes paid                                                    (46)                (118)                (263)
     Other, net                                                             9                    -                    -
- -----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                  (1,549)              (2,514)              (4,076)
- -----------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Property and equipment purchases                                    (277)                (569)                (525)
     Capitalization of software development                              (295)                   -                 (200)
     Purchases of short-term investments                                 (982)                (505)              (2,744)
     Proceeds from sales of short-term investments                          -                1,757                1,826
- -----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                    (1,554)                 683               (1,643)
- -----------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowings under convertible notes                                 3,400                    -                    -
     Issuance of common stock - net of issue costs                        352                  115                5,233
     Collection of notes receivable from sale of stock                      -                    -                   17
- -----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               3,752                  115                5,250
- -----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                          649               (1,716)                (469)
Cash and cash equivalents, beginning of period                          2,493                4,209                4,678
- -----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $  3,142             $  2,493             $  4,209
- -----------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:
     Net loss before extraordinary item                              $ (4,499)            $ (2,127)            $ (3,754)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
     Depreciation and amortization                                        656                  790                  661
     Extinguishment of debt                                             1,157                    -                    -
     Issue costs for preferred stock and warrants                         (25)                   -                    -
     Changes in assets and liabilities:
        Accounts receivable                                             2,197               (1,073)              (1,030)
        Other current assets                                              (61)                  73                   10
        Other assets                                                      110                  210                 (421)
        Accounts payable                                                  (75)                   7                  122
        Accrued compensation                                             (288)                 139                  155
        Other current liabilities                                        (135)                (253)                 113
        Deferred revenues                                                (586)                (280)                  68
- -----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                $ (1,549)            $ (2,514)            $ (4,076)
- -----------------------------------------------------------------------------------------------------------------------
Noncash financing  activities:
     Exchange of convertible notes for preferred
        stock and warrants issuable                                  $  1,800                    -                    -

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION. IntelliCorp is a United States-based multinational corporation. The Company designs, develops, and markets software development tools and provides related training, customer support, and consulting services. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IntelliCorp GmbH (Germany), IntelliCorp Ltd. (United Kingdom), Nihon IntelliCorp K.K. (Japan), and MegaKnowledge, Inc. All significant intercompany accounts and transactions are eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year revenue and associated cost of revenue amounts have been reclassified to the current year's presentation.

BASIS OF PRESENTATION. The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Over the last five years, the Company has experienced aggregate consolidated net losses of $24,139,000 including a net loss of $4,499,000 for the year ended June 30, 1996. Working capital at June 30, 1996 was $2,850,000 as compared to $2,272,000 at June 30, 1995. Management's financial plans for fiscal year 1997 anticipate sufficient revenues so as not to require additional capital resources. However, the Company may, from time to time, raise additional capital through debt or equity financing to take advantage of market opportunities. There can be no assurance, however, that such financing would be available when needed, if at all, on favorable terms. If revenues for fiscal year 1997 do not meet management's expectations and additional financings are not available, management has the ability and intent to reduce certain expenditures so as not to require additional capital resources.

CURRENT VULNERABILITY TO CERTAIN CONCENTRATIONS. In the fourth quarter of fiscal 1996, the Company introduced LiveModel: SAP R/3 Edition. The Company's fiscal 1997 sales forecast anticipates a significant portion of revenues to be derived from sales of and consulting services related to LiveModel: SAP R/3 Edition. Factors which could impact the level of revenues generated from LiveModel: SAP R/3 Edition include, but are not limited to, the timing and level of market acceptance of the new product, the timing of market introduction of competing products, and the success of sales efforts with strategic partners. There can be no assurance, however, that the actual sales will not differ materially from the sales forecast in the near term.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization are computed using the straight-line method over estimated useful lives of the assets ranging from two to five years. Amortization of leasehold improvements is computed over the shorter of the lease term or the useful life of the underlying assets.
         Software development costs are capitalized once technological feasibility has been established and are amortized on a straight-line basis over the estimated useful life of the related product (which ranges from one to three years) or on the ratio of current revenues to the total of current and anticipated future revenues from the product, whichever is greater.

REVENUE RECOGNITION. Revenues from end user software license agreements are recognized at the time of product shipment, provided there are no vendor obligations remaining to be fulfilled and collectibility is probable. License fees from resellers are also recognized as revenue when the software has been shipped, provided that no significant vendor obligations remain to be fulfilled, certain customer criteria established by the Company have been met, and the fees are payable within twelve months.
         Contract services revenues includes applications development and research contracts and consulting services. Contract revenues and the related cost of these revenues are recognized on a time and materials basis or on the percentage of completion basis, for those fixed price contracts, which involves the use of estimates. Actual results could differ from those estimates and, as a result, future profitability on such contracts may be more or less than planned.
         Other services revenues consist of post-contract customer support and training. Support revenues are recognized pro-rata over the term of the service period and training or other revenues are recognized as provided. The unrecognized portion of amounts paid in advance for such services is reported as deferred revenues.

INCOME TAXES. Tax credits reduce the provision for income taxes when realizable.

NET LOSS PER COMMON SHARE. Net loss per common share is computed based on the weighted average number of common shares outstanding and excludes common stock equivalents as their effect would be antidilutive.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. The Company considers all highly liquid investments with a maturity from the date of purchase of ninety days or less to be cash equivalents. At June 30, 1996 and 1995, the Company had $1,108,000 and $1,215,000, respectively, in money market mutual funds which invest in various US government securities including Treasury bills, notes, bonds, US corporate paper, certificates of deposit, bank notes and corporate notes. The funds seek to maintain a constant $1 net asset value per share. These amounts are included in cash and cash equivalents. Also included in cash and cash equivalents at June 30, 1996 is $494,000 consisting of investments in commercial paper issued by US corporations.
              Short-term investments consist of commercial paper issued by US Corporations with maturities of more than ninety days and less than one year, and are stated at cost, which approximates market value. The Company invests its excess cash in accordance with a short-term investment policy set by the Board of Directors. The policy authorizes investments in government securities, time deposits and certificates of deposit in approved financial institutions, commercial paper rated A-1/P-1, and other money market instruments of similar liquidity and credit quality.
              The Company considers its investments in such instruments as available-for-sale and, in accordance with Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS
115), would record its investments at fair value. However, as the difference between cost and fair value was immaterial, no adjustment was made to the historical carrying value of the investments and no unrealized gains and losses have been recorded as a separate component of stockholders' equity. Realized gains or losses from available-for-sale investments have not been material.

FOREIGN CURRENCY TRANSLATION. The financial statements of foreign subsidiaries are measured using the US dollar as the functional currency. Transaction gain or losses have not been significant. The Company does not enter into foreign currency forward exchange contracts.

CONCENTRATION OF CREDIT RISK. The Company designs, develops and markets software development tools and provides related training, customer support and consulting services to customers in diversified industries. The Company performs ongoing credit evaluations of the financial condition of its customers, and generally requires no collateral for customer orders and accounts receivable. To date, write-offs of accounts receivable have been immaterial.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and equivalents: the carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.
     Investment securities: the fair values for marketable debt securities are based on quoted market prices. However, the fair value of such securities do not differ materially from their carrying value, which is at cost. Convertible debt: the fair value of the convertible notes exceeds the carrying amounts of the debt at June 30, 1996 as the current stock price is greater than the conversion price. At June 30, 1996, the aggregate value of the underlying stock into which the notes are convertible is $3,225,800.

ACCOUNTING PRONOUNCEMENTS. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company is required to adopt the Statement for the year ending June 30, 1997. The Statement, if adopted, would not have a material effect on the Company's financial position or results of operations for the year ended June 30, 1996.
              In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation". The Standard establishes a fair value based method of accounting for stock-based compensation plans, or permits an election to continue to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 with proforma impact disclosures of the fair value method on net income and earnings per share. Upon adoption of FAS 123, the Company intends to continue to account for stock-based compensation using the intrinsic value method. The Company is required to adopt the Statement for the year ending June 30, 1997 and the standard will not have a material effect on the Company's financial position or results of operations.

2.  REVENUES AND ACCOUNTS RECEIVABLE
Revenues from the sale of products and services to one commercial customer accounted for 29% and 33% of total revenues in fiscal 1996 and fiscal 1995, respectively. Revenues from the sale of products and services to one related party accounted for 10% of total revenues in fiscal 1996 and fiscal 1995. Export revenues were 31% of total revenues in fiscal 1996 (16% to Europe and 15% to the Pacific Rim and Latin America), 29% of total revenues in fiscal 1995 (17% to Europe and 12% to the Pacific Rim and Latin America) and 44% of total revenues in fiscal 1994 (35% to Europe and 9% to the Pacific Rim and Latin America).
              Accounts receivable include unbilled amounts with customers of $349,000 and $296,000 at June 30, 1996 and 1995, respectively.

3.  NET PROPERTY AND EQUIPMENT
Property and equipment at June 30 consist of:

                                                                      1996                            1995
- -------------------------------------------------------------------------------------------------------------

Equipment                                                         $ 5,746,000                     $ 9,768,000
Furniture and fixtures                                              1,638,000                       1,637,000
Leasehold improvements                                                829,000                         823,000
- -------------------------------------------------------------------------------------------------------------
Total property and equipment                                        8,213,000                      12,228,000
Accumulated depreciation and amortization                          (7,927,000)                    (11,709,000)
- -------------------------------------------------------------------------------------------------------------
Net property and equipment                                        $   286,000                     $   519,000
- -------------------------------------------------------------------------------------------------------------

4.  INCOME TAXES
The Company's provision for income taxes of $113,000 for the year ended June 30, 1996 and $232,000 for the year ended June 30, 1995 and $371,000 for the year ended June 30, 1994 is attributable to withholding taxes of various foreign countries.
         Significant components of the Company's deferred tax assets for federal and state income taxes as of June 30, 1996 and 1995 are as follows:

Deferred tax assets:                                                                1996                  1995
- -------------------------------------------------------------------------------------------------------------------

Net operating loss carryforwards                                                $14,300,000           $ 12,569,000
General business credits (expire 2002-2009)                                       1,900,000              1,830,000
Reserves not deducted for tax purposes                                              200,000                553,000
Other                                                                               600,000                185,000
Total deferred tax assets                                                        17,000,000             15,137,000
Valuation allowance for deferred tax assets                                     (17,000,000)           (15,137,000)
- -------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                         $         -            $          -
- -------------------------------------------------------------------------------------------------------------------

              Due to the Company's lack of earnings history, the net deferred tax asset has been fully offset by a valuation allowance. Approximately $1,280,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.
              At June 30, 1996, the Company had net operating loss carryforwards of approximately $31,000,000 for federal income tax purposes, which will expire in fiscal years 2002 through 2011. The Company also had net operating loss carryforwards of approximately $12,500,000 for state income tax purposes and $7,150,000 for foreign income tax purposes. The state net operating loss carryforwards will expire in fiscal years 1998 through 2002. The foreign net operating loss carryforwards have an indefinite carryforward period.
              Utilization of the federal and state net operating losses and credits maybe subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

5.  LEASE COMMITMENTS
The Company leases its present facilities under noncancelable operating lease agreements through fiscal year 1999. The Company has commitments under noncancelable operating leases as of June 30, 1996 as follows: $874,000 in fiscal 1997, $805,000 in fiscal 1998, and $122,000 in fiscal 1999.
              Rent expense was $788,000 in fiscal 1996, $967,000 in fiscal 1995 and $889,000 in fiscal 1994.

6.  CORPORATE RESTRUCTURING COSTS
In the second quarter of fiscal 1996, the Company recorded a $414,000 pre-tax restructuring charge. The restructuring program was undertaken to increase the Company's focus on live business modeling tools for the Microsoft Windows platform and in support of commercially popular purchased software systems. In conjunction with the restructuring, the Company implemented a reduction-in-force of approximately 30%. Implementation of the restructuring was completed in the second quarter of fiscal 1996.
              Of the $414,000 restructuring charge, the cost of providing severance pay and benefits for the reduction of approximately 30 employees throughout the domestic and international business was approximately $301,000. Office closing costs for one international and two domestic facilities, including lease abandonment were approximately $102,000. The remainder of the charge, $11,000, represented cash costs to revise the Company's annual report for the year ended June 30, 1995, which was already in process at the time the decision was made to restructure.

7.  CONVERTIBLE NOTES
In April 1996, the Company issued $3,400,000 of seven-year unsecured senior convertible notes. Interest only is payable semi-annually in October and April at 10% per annum. Interest payments for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. On June 27, 1996, the noteholders agreed to exchange debt totaling $1,800,000 for preferred stock and warrants (see Note 8).
              The remaining $1,600,000 of debt is due and payable on April 30, 2003 and is convertible at any time, at the option of the noteholders, into the Company's common stock at a conversion price of $1.55 per share. The Company has reserved 1,032,258 shares of common stock for issuance upon conversion of these notes. The Company has also reserved up to 240,000 shares of common stock for issuance to noteholders in lieu of interest payments. The Company has the right to prepay all or a portion of the principal amount outstanding at any time following April 30, 1999. Offering costs of approximately $50,000 were recorded in other assets and are being amortized on a straight-line basis as an adjustment to interest expense over the term of the notes. The notes have been issued in a private placement, although the Company intends to register the shares underlying the notes as promptly as possible.

8.  STOCKHOLDERS' EQUITY

PREFERRED STOCK AND WARRANTS ISSUABLE. On June 27, 1996, the Company agreed to issue 580,645 shares of preferred stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for the conversion of $1,800,000 of the convertible debt. Such preferred shares and warrants were valued at $2,932,000, net of issue costs. Consequently, in connection with the debt exchange, the Company realized an extraordinary loss of $1,157,000. Each share of the preferred stock is convertible into two common shares, subject to adjustments for dilutive events, and carries 10% cumulative dividends. The dividends for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. Preferred stockholders have no voting rights unless dividend payments are more than two years in arrears, at which time the preferred stockholders shall have the right to vote with common stockholders as one class with the number of votes equal to the number of shares of common stock into which the preferred stock is convertible.
              The warrants are exercisable immediately, and expire in 2006. The Company can redeem the warrants anytime after five years, if the common stock trades at or above $6.00 per share, by paying a redemption price of $0.01 per warrant share.
              The preferred stock and warrants were issued in August 1996. The Company has reserved 1,881,290 shares of common stock for issuance upon conversion of preferred stock and exercise of these warrants and up to 270,000 shares of common stock for issuance in lieu of cash dividends. The common shares issued in connection with the conversion of preferred stock, the exercise of warrants or payment of dividends will be registered as promptly as possible. In the event of any liquidation or winding up of the Company, the holders of preferred stock will be entitled to receive in preference to the holders of common stock an amount equal to $3.10 per share plus any accumulated and unpaid dividends on the preferred stock. The liquidation preference would be $1,800,000 at June 30, 1996.

              COMMON STOCK. In March and April 1994, the Company sold 1,452,692 shares of the Company's common stock in a private placement to various investors ("the Investors") at a price of $3.25 per share, pursuant to a Common Stock Purchase Agreement between the Company and the Investors (the "Purchase Agreement"). Net of the related issuance costs the proceeds to the Company were $4,615,749. The Purchase Agreement provides, among other things, that each individual Investor will not (i) acquire more than a 15% interest in the Company's voting securities; or (ii) except under limited circumstances, transfer shares in a private transaction to an unaffiliated person. Pursuant to the Purchase Agreement the Company has registered the shares sold to the Investors with the Securities and Exchange Commission. As part of this offering, Informix Corporation acquired 307,692 shares of the Company's common stock which together with 1,428,571 shares purchased in 1993, maintained their ownership of approximately 15% at the shares outstanding after the transaction. Additionally, the Company issued warrants for assistance in finding purchasers for this private placement.

WARRANTS. In connection with the acquisition of MegaKnowledge, Inc., the Company issued warrants for 30,000 shares of common stock at $1.50 per share. These warrants were exercised in fiscal year 1995.
              In connection with renegotiation of certain royalty payments and product training rights, the Company issued warrants to a stockholder to purchase 350,000 shares of common stock at $2.035 per share. The royalties did not have a material impact on the Company's operating results or liquidity during the fiscal years ended June 30, 1996, 1995 or 1994. The exercise price of the warrants represents a discount of approximately $250,000 over the fair market value of the Company's common stock at the date of grant. These warrants are exercisable and expire in June 1998. The warrants were valued at $428,000. This amount is being amortized over 60 months (the exercise period of the warrants) or the ratio of current royalty revenue to the total of current and future royalty revenue, whichever is greater. At June 30, 1996, $171,400 and $257,000 related to the warrants, is included in other assets and additional paid-in-capital, respectively.
              For assistance in finding purchasers for the private placement, the Company issued warrants for 150,000 shares of common stock at $3.25 per share to a financial advisor. These warrants are exercisable immediately and expire in March 1997.

STOCK OPTION PLANS. The number of shares authorized under the Company's 1991 Stock Option Plan is 2,004,778. Incentive stock options may not be granted at less than fair market value; non-qualified options may be granted at less than fair market value. Both types of options are exercisable in full immediately upon grant. The Company retains the right to repurchase shares issued upon exercise of an option at the exercise price per share. Unless otherwise provided by the 1991 Stock Option Plan, the repurchase rights typically expire over periods of up to four years. Most options expire on approximately the tenth anniversary of the date of grant. At June 30, 1996, options for 338,081 shares were available for future grant, 1,167,787 options were exercisable, and no shares outstanding from option exercises were subject to repurchase at the issuance price. Options for 739,969 of shares granted under prior plans are outstanding and exercisable as of June 30, 1996.
              The number of shares authorized under the Company's 1991 Nonemployee Directors Stock Option Plan is 100,000. Options will be granted at fair market value to nonemployee directors at set times as provided in the Nonemployee Directors Plan, and should the Board elect to waive fees paid by the Company to Nonemployee Directors, that amount of fees waived can be applied to reduce the exercise price of options granted, pursuant to the terms of the Plan. Options are exercisable in full six months after the date of grant. The Company retains the right to repurchase shares issued upon exercise of an option at the exercise price per share with the right to repurchase expiring over a two year period. At June 30, 1996, options for 57,500 shares were available for future grant, 25,326 options were exercisable and no shares outstanding from option exercises were subject to repurchase at the issuance price. The Company has reserved a sufficient number of shares of common stock to be issued upon exercise of warrants and options outstanding and options to be granted.

A summary of stock option activity under all plans follows:


(Amounts in thousands                            Number of Shares
except per share data)                             Under Option               Exercise Price              Total
- -------------------------------------------------------------------------------------------------------------------
  Outstanding, June 30, 1993                         2,413,923            $ .10  - $13.25                2,544,000
  Granted                                              249,850             1.94  -  4.875                  891,000
  Exercised                                           (670,046)             .10  -   1.87                 (538,000)
  Canceled                                            (139,938)             .10  -  4.875                 (201,000)
  -----------------------------------------------------------------------------------------------------------------
  Outstanding, June 30, 1994                         1,853,789              .10  -  13.25                2,685,000
  Granted                                              448,100              .75  -   2.75                1,081,000
  Exercised                                            (59,586)            .625  -   1.75                  (61,000)
  Canceled                                            (107,681)            .625  -  4.375                 (260,000)
  -----------------------------------------------------------------------------------------------------------------
  Outstanding, June 30, 1995                         2,134,622              .10  -  13.25                3,445,000
  Granted                                              623,800             1.00  -   3.00                1,119,000
  Exercised                                           (293,913)             .10  -  2.125                 (341,000)
  Canceled                                            (364,825)            .625  -  4.875                 (904,000)
  -----------------------------------------------------------------------------------------------------------------
  Outstanding, June 30, 1996                         2,099,684            $ .10  - $13.25              $ 3,319,000
  ----------------------------------------------------------------------------------------------------------------

9.  RELATED PARTY TRANSACTIONS
During fiscal 1996, 1995 and 1994 the Company recognized $1,123,000, $1,684,000 and $1,242,000 of total revenues, respectively, from Informix Corporation ($280,000 and $354,000 is included in accounts receivable at June 30, 1996 and June 30, 1995, respectively). During fiscal 1996, the Company purchased approximately $2,000 of products and services from Informix Corporation (none in fiscal 1995, $482,000 in fiscal 1994).

10.  SUBSEQUENT EVENT (UNAUDITED)
On August 8, 1996, SAP AG purchased from Informix Corporation 1,736,263 shares of common stock of the Company. This total represents all the Company shares previously held by Informix Corporation and, following the purchase, SAP AG holds approximately 14% of the outstanding common stock of the Company.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
INTELLICORP, INC.

              We have audited the accompanying consolidated balance sheets of IntelliCorp, Inc. as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
              In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntelliCorp, Inc. at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.



                                        /s/ Ernst & Young LLP

Palo Alto, California
August 2, 1996





Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

    Inapplicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The Company incorporates by reference the information set forth under the caption "Nomination and Election of Directors" of the Company's Proxy Statement.

     Executive Officers of the Registrant.

     As of September 15, 1995, the executive officers and directors of IntelliCorp are as follows:

        Name                     Age                Position
        ----                     ---                --------

Kenneth H. Haas                  45       Director and President

Colin Bodell                     34       Vice President, Product
                                          Development and Engineering Services

Martin Hollander                 43       Vice President, Marketing and Business
                                          Development

David Loeb                       35       Managing Director, Consulting
                                          and Training Services

Daniel R. Menudier               36       Chief Accounting Officer and
                                          Controller

Katharine C. Branscomb(1)        40       Director

Joseph A. Graziano(1)(2)         52       Director

John B. Landry(1)(2)             48       Director

Norman J. Wechsler(1)(2)         51       Director

- ------------------

(1) Audit Committee Member
(2) Compensation and Stock Option Committee Member

     Mr. Haas has been a Director of the Company since 1993. Mr. Haas was appointed President of IntelliCorp in October 1992. He joined the Company in 1983 as General Counsel, became Vice President and Secretary in March 1984 and was appointed Vice President, Finance and Chief Financial Officer in January 1990. Mr. Haas received his B.A. from Harvard College in 1972, his J.D. from Harvard Law School in 1976, and attended the Harvard Business School Advanced Management Program in 1989.

     Mr. Bodell joined IntelliCorp as Vice President, Product Development in December 1995. Previously, Mr. Bodell served as Vice President, Client Server Development at Micro Focus, Inc. Mr. Bodell received an Honours Degree in Computer Science from Coventry University in England.

     Mr. Hollander rejoined IntelliCorp in July 1995 and was appointed Vice President, Marketing and Business Development. Mr. Hollander has served in a variety of senior marketing and executive roles in high technology companies during the last 14 years. After receiving his MBA from Stanford in 1981, he cofounded IntelliCorp and served as the head of marketing and sales for four years. Senior marketing and sales positions include Vice President, Marketing and Sales at Franz, Inc., Director of Marketing at Silicon Graphics and Vice President of Marketing at Storm Software.

     Mr. Loeb was appointed Managing Director, Consulting and Training Services in July 1995. He joined IntelliCorp in 1994 as a Senior Field Consultant and was promoted to Director, GTE Project. Prior to joining IntelliCorp, Mr. Loeb held consulting, product development and management positions at IBM's Research Center, AICorp and Enterprise Software. Mr. Loeb studied Computer Science at the University of Illinois and is the author of two patents.

     Mr. Menudier joined IntelliCorp in 1994 as Assistant Controller and was promoted to Controller in 1995 and appointed Chief Accounting Officer in September 1996. Prior to IntelliCorp, Mr. Menudier served as Assistant Controller for Smurfit France, part of a multinational group. Mr. Menudier's previous experience includes various positions within the audit department of Ernst & Young, LLP, both in San Francisco and Paris, France.

     Ms. Branscomb has been a Director of the Company since 1988. She is currently a consultant and Senior Business Advisor to Interval Research in Palo Alto, California and a director of Ariat Corporation. From October 1992 to November 1995, she was Senior Vice President of Business Development for Lotus Development Corporation and, in that capacity, served a principal role in the sale of Lotus to IBM in June 1995. From November 1991 until joining Lotus, Ms. Branscomb was the Chief Executive Officer of IntelliCorp, Inc. She had previously held the position of Chief Operating Officer since late 1988. Prior to joining IntelliCorp, Ms. Branscomb was Senior Vice President of Sales and Marketing at Aion Corporation, founding principal and Vice President of Metaphor Computer Systems and a consultant with the Boston Consulting Group, Inc.

     Mr. Graziano has been a Director of the Company since April 1985. In 1981 Mr. Graziano joined Apple Computer, Inc. as Chief Financial Officer and served in that position until 1985. After a two-year sabbatical, followed by two years as CFO at Sun Microsystems, he rejoined Apple in 1989 as Senior Vice President and Chief Financial Officer. Later, Mr. Graziano was appointed Executive Vice President and was elected to Apple's Board of Directors in 1993. Mr. Graziano resigned from Apple's Board in October 1995 and left Apple at the end of 1995. Mr. Graziano was Treasurer at ROLM Corporation from 1976 until joining Apple in 1981, and held accounting positions with other technology companies in Silicon Valley. Mr. Graziano is also a Director of Stratacom, Inc.

     Mr. Landry has been a Director of the Company since August 1990. Mr. Landry serves as strategic technology consultant to IBM and Lotus. Prior to assuming his current role in November 1995, Mr. Landry was Senior Vice President of Lotus' Communications Business Group and Chief Technology Officer. Mr. Landry has more than 18 years of experience in the software industry, developing financial systems, tools, and mail-enabled applications for all hardware platforms. Prior to joining Lotus, Mr. Landry was Executive Vice President of Software Development and Chief Technology Officer at Dun & Bradstreet (D&B) Software. Mr. Landry serves on the Board of Directors of the Information Technology Association of American (ITAA). He is also President of the American Software Association and serves on the Board of Trustees of the Massachusetts Computer Software Council. Mr. Landry was graduated from Babson College with a bachelor's degree in finance.

         Mr. Wechsler has been a Director of the Company since September 3, 1996. Since 1963 he has been Chairman and President of Wechsler & Co., Inc., a broker-dealer specializing in convertible and related securities. The firm is a member of the NASD and SIPC.

Item 10.    Executive Compensation.

         The Company incorporates by reference the information set forth under the caption "Executive Compensation" of the Proxy Statement.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

         The Company incorporates by reference the information set forth under the caption "Beneficial Stock Ownership" of the Proxy Statement.

Item 12.    Certain Relationships and Related Transactions.

         The Company incorporates by reference the information set forth under the caption "Executive Compensation" of the Proxy Statement.

Item 13.    Exhibits, List and Reports on Form 8-K.

       (a)       2.  Exhibits

                 3-A       Certificate of Incorporation (1)
                 3-B       By-Laws (2)
                 10-AA     Office Lease dated as of February 27, 1995 between
                           Registrant and El Camino Office Investments, as
                           amended (3)
                 10-FF     Registrant's 1991 Stock Option Plan (2)
                 10-GG     Registrant's 1991 Nonemployee Directors Stock Option
                           Plan (2).
                 10-JJ     Employment Agreement dated October 30, 1991 between
                           Registrant and Kenneth H. Haas (2).
                 10-KK     Employment Agreement dated October 30, 1992 between
                           Registrant and Gary Fine (5).
                 10-NN     Modification No. 3 to Office Lease dated February
                           27, 1995 (5).
                 10-OO     Seven-Year Senior Convertible Note Purchase Agreement
                           dated April 19, 1996 (6).
                 10-PP     Form of Senior Convertible Note (6).
                 10-QQ     Agreement to exchange convertible debt for preferred
                           stock and warrants.
                 20        Definitive form of Proxy Statement for the Annual
                           Meeting of Stockholders to be held December 6, 1996
                           (4).
                 21        Subsidiaries of Registrant (1).
                 23        Consent of Ernst & Young LLP, Independent Auditors.
                 25        Power of Attorney - See page 36 hereof.
                 27        Financial Data Schedule.

       (b)       Reports on Form 8-K

              The Company filed a report on Form 8-K dated July 26, 1996 in which the Company reported that the Company entered into an agreement to exchange convertible notes for preferred stock and warrants.
       ---------------

(1) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 and incorporated herein by reference.

(2) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by reference.

(3) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(4) The Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1996.

(5) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(6) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                INTELLICORP, INC.



                                                By: /s/ Kenneth H. Haas
                                                    ---------------------
                                                    Kenneth H. Haas
                                                    Director and President


                                                    Date: September 30, 1996

                      POWER OF ATTORNEY TO SIGN AMENDMENTS

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Kenneth H. Haas and Daniel R. Menudier, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

    Signature                                     Title                              Date
    ---------                                     -----                              ----

/s/ Kenneth H. Haas                     Director and President                 September 30, 1996
- -------------------                     (Principal Executive Officer)
Kenneth H. Haas


/s/ Daniel R. Menudier                  Chief Accounting Officer               September 30, 1996
- ----------------------                  and Controller
Daniel R. Menudier

/s/ Katharine C. Branscomb              Director                               September 30, 1996
- --------------------------
Katharine C. Branscomb


/s/ Joseph A. Graziano                  Director                               September 30, 1996
- ----------------------
Joseph A. Graziano


/s/ John B. Landry                      Director                               September 30, 1996
- ------------------
John B. Landry


/s/ Norman J. Wechsler                  Director                               September 30, 1996
- ----------------------
Norman J. Wechsler

                                  EXHIBIT INDEX

                                INTELLICORP, INC.
                                   FORM 10-KSB


                                                                               Sequentially
 Index                                                                           Numbered
  No.                                                                              Page
  ---                                                                          ------------

3-A          Certificate of Incorporation (1).
3-B          By-Laws (2).
10-AA        Office Lease dated as of August 31, 1993 between Registrant and El
             Camino Office Investments, as amended (3).
10-FF        Registrant's 1991 Stock Option Plan. (2)
10-GG        Registrant's 1991 Nonemployee Directors Stock Option Plan (2).
10-JJ        Employment Agreement dated October 30, 1991 between the
             Registrant and Kenneth H. Haas (2).
10-KK        Employment Agreement dated October 30, 1992 between the
             Registrant and Gary Fine (5).
10-NN        Modification No. 3 to Office Lease dated February 27, 1995 (5).
10-OO        Seven Year Senior Convertible Note Purchase Agreement dated
             April 19, 1996 (6).
10-PP        Form of Senior Convertible Note (6).
10-QQ        Agreement to exchange convertible debt for preferred stock and
             warrants.                                                              40
20           Definitive form of Proxy Statement for the Annual Meeting of
             Stockholders to be held December 6, 1996 (4).
21           Subsidiaries of Registrant (1).
23           Consent of Ernst & Young LLP, Independent Auditors.                    38
25           Power of Attorney                                                      36
27           Financial Data Schedule.                                               39

- --------------------


(1) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 and incorporated herein by reference.

(2) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by reference.

(3) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(4) The Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1996.

(5) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(6) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference.