Form 10QSB
period 1996-09-30
INTELLICORP INC
filed 1996-11-14
CIK 730169

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                  For the transition period from      to

                         Commission File Number 0-13022

                                INTELLICORP, INC.
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                               94-2756073
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                            1975 EL CAMINO REAL WEST
                      MOUNTAIN VIEW, CALIFORNIA 94040-2216
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (415) 965-5500
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO
                                       ---  ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                     Outstanding as of
                  Class                              October 31, 1996
                  -----                              -----------------
                  Common stock,
                  $.001 par value                    12,399,200 shares

                     This document is comprised of 12 pages.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements
                  Consolidated Condensed Balance Sheets................      3
                  Consolidated Condensed Statements of Operation.......      4
                  Consolidated Condensed Statements of Cash Flows......      5
                  Notes to Consolidated Condensed Financial Statement..    6-7

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  Results of Operations................................    8-9
                  Liquidity and Capital Resources......................      9

     Item 6.      Exhibits and Reports on Form 8-K.....................     10

SIGNATURES.............................................................     11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

                                      September 30,  June 30,
                                          1996       1996(1)
(In thousands, except                   --------    --------
share and per share amounts)           (unaudited)
Assets
Current assets:
Cash and cash equivalents               $  2,505    $  3,142
Short-term investments                      --           982
Accounts receivable                        2,258       2,217
Other current assets                         338         214
                                        --------    --------
     Total current assets                  5,101       6,555
Property and equipment - net                 284         286
Capitalized software - net                   336         284
Other assets                                 255         276
                                        --------    --------

Total                                   $  5,976    $  7,401
                                        ========    ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                        $    848    $    935
Accrued compensation                         422         570
Other current liabilities                  1,315       1,453
Deferred revenues                            661         746
                                        --------    --------
     Total current liabilities             3,246       3,704

Convertible notes                          1,600       1,600

Stockholders' equity:
Preferred stock and warrants issuable       --         2,932
Preferred stock                            2,263        --
Common stock                              43,003      42,275
Accumulated deficit                      (44,136)    (43,110)
                                        --------    --------
     Total stockholders' equity            1,130       2,097
                                        --------    --------
Total                                   $  5,976    $  7,401
                                        ========    ========

(1) The consolidated balance sheet at June 30, 1996, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated condensed financial statements.

INTELLICORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                      Three months ended
                                        September  30,
   (In thousands, except             --------------------
   per share amounts)                  1996        1995
                                     --------    --------
                                          (unaudited)
Revenues:
     Software                        $  1,013    $    870
     Contract services                    828       2,897
     Other services                       414         492
                                     --------    --------
     Total revenues                     2,255       4,259
                                     --------    --------
Costs and expenses:
     Cost of revenues:
        Software                          334         347
        Contract services                 521         854
        Other services                    103         188
     Research and development             840         904
     Marketing, general, and
        administrative                  1,422       2,017
     Corporate restructuring costs       --           414
                                     --------    --------
     Total costs and expenses           3,220       4,724
                                     --------    --------

Loss from operations                     (965)       (465)

Other income, net                          15           9
                                     --------    --------

Loss before provision
     for income taxes                    (950)       (456)

Provision for income taxes                 31          16
                                     --------    --------

Net loss                             $   (981)   $   (472)
                                     ========    ========

Net loss per share                   $  (0.08)   $  (0.04)
                                     ========    ========

Weighted average common
     shares outstanding                12,394      12,125
                                     ========    ========

See notes to consolidated condensed financial statements.

INTELLICORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                            Three months ended
                                                              September 30,
Increase (decrease) in cash and                             ------------------
     cash equivalents (in thousands)                         1996       1995
                                                            -------    -------
                                                                (unaudited)
Cash flows from operating activities:
     Net loss                                               $  (981)   $  (472)
     Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
     Depreciation & amortization                                167        189
     Changes in assets and liabilities:
         Accounts receivable                                    (41)     1,226
         Other current assets                                  (124)       (91)
         Other assets                                          --           63
         Accounts payable                                       (87)        46
         Accrued compensation                                  (148)      (105)
         Other current liabilities                             (138)       697
         Deferred revenues                                      (85)      (442)
                                                            -------    -------
     Net cash provided by (used in) operating activities     (1,437)     1,111
                                                            -------    -------

Cash flows from investing activities:
     Property and equipment purchases                          (105)      (116)
     Capitalization of software development                     (91)      --
     Sale of short-term investments                             982       --
                                                            -------    -------
Net cash provided by (used) in investing activities             786       (116)
                                                            -------    -------
Cash flows from financing activities -
     Cash collected from sale of stock                           14         89
                                                            -------    -------

Increase (decrease) in cash and cash equivalents               (637)     1,084
Cash and cash equivalents, beginning of period                3,142      2,493
                                                            -------    -------

Cash and cash equivalents, end of period                    $ 2,505    $ 3,577
                                                            =======    =======

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended June 30, 1996, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, the interim statements reflect all adjustments (consisting of normal recurring entries) which are necessary for a fair presentation of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year. Certain prior year revenues and associated costs have been reclassified to conform to the current year's presentation.

2. SIGNIFICANT CUSTOMERS AND EXPORT SALES. A related party accounted for 14% ($306,000) of the total revenues for the three month period ended September 30, 1996. One other commercial customer accounted for 14% ($305,000) of total revenues for the three months ended September 30, 1996. GTE accounted for 54% ($2,318,000) of total revenues for the three months ended September 30,1995.

3. ACCOUNTS RECEIVABLE. In September 1995, the Company sold to a financial institution, without recourse, receivables in the amount of $1,915,935. The net proceeds are reported as providing operating cash flow in the Consolidated Statement of Cash Flows for the three months ended September 30, 1995.

4. INCOME TAXES. The Company's provision for income taxes of $31,000 and $16,000 for the three months ended September 30, 1996 and September 30, 1995, respectively, is attributable to foreign withholding taxes.

5. CORPORATE RESTRUCTURING COSTS. The Company recorded a $414,000 pre-tax restructuring expense in the first quarter of fiscal 1996. The restructuring was undertaken to increase the Company's focus on live business modeling tools for the Microsoft Windows platform and in support of commercially popular purchased software systems. In conjunction with the restructuring the Company implemented an across the board reduction in force of approximately 30%. The program was completed in fiscal 1996.

6. CONVERTIBLE NOTES. In April 1996, the Company issued $3,400,000 of seven-year unsecured senior convertible notes. Interest only is payable semi-annually in October and April at 10% per annum (except for the first payment which is due January 1997). Interest payments for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. On June 27, 1996, the noteholders agreed to exchange notes totaling $1,800,000 for preferred stock and warrants.

     The remaining $1,600,000 of debt is due and payable on April 30, 2003 and is convertible at any time, at the option of the noteholders, into shares of the Company's common stock at a conversion price of $1.55 per share. The Company has reserved 1,032,258 shares of common stock for issuance upon conversion of these notes. The Company has the right to prepay all or a portion of the principal amount outstanding at any time following April 30, 1999. The notes have been issued in a private placement, although the Company intends to register the shares underlying the notes as soon as practicable.

7. PREFERRED STOCK. On June 27, 1996, the Company agreed to issue 580,645 shares of preferred stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for the conversion of $1,800,000 of the convertible notes. Such preferred shares and warrants were valued at $2,932,000, net of issue costs. Each share of the preferred stock is convertible into two common shares, subject to adjustments, and carries 10% mandatory cumulative dividends. The dividends for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date.

      The warrants are exercisable immediately, and expire in 2006. The Company can redeem the warrants anytime after five years, if the common stock trades at or above $6.00 per share, by paying a redemption price of $0.01 per warrant share.

      The preferred stock and warrants were issued in August 1996. The common shares issued in connection with the conversion of preferred stock, the exercise of warrants or payment of dividends will be registered as soon as practicable.

8. RELATED PARTY TRANSACTIONS. On August 8, 1996, SAP AG purchased from Informix Corporation 1,736,263 shares of common stock of the Company. This total represents all the Company shares previously held by Informix Corporation and, following the purchase, SAP AG holds approximately 14% of the outstanding common stock of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" in the Company's Report on Form 10-KSB for the fiscal year ended June 30, 1996 filed with the Securities and Exchange Commission.

     In particular, it is important to note that achievement of revenue goals is affected by numerous factors beyond the Company's control, including competitors' product introductions, market price competition and market acceptance of the Company's products. Historical results of the Company may not be indicative of future operating results.

RESULTS OF OPERATIONS

The Company's total revenue is derived from three sources: software licenses, contract services and other services including product support and training. Total revenues were $2,255,000 for the three months ending September 30, 1996 compared to $4,259,000 for the first three months ended September 30, 1995, representing a 47% decrease. Although revenues decreased 47%, the first quarter of fiscal 1996 included $2,318,000 in contract services and other services revenues related to deliverables, software support and close-out payments due under the terminated GTE development agreement. Domestic revenues decreased by $2,101,000 (61%) during the three month period ended September 30, 1996 compared to the three months ended September 30, 1995, primarily due to the close-out payments received from GTE in 1995. Export revenues increased by $97,000 (12%) from the same prior year period. European sales increased $81,000 (19%) compared to the same prior year period, while Pacific Rim and Latin America sales increased $16,000 (4%) compared to the same prior year period.

     Software revenues for the first three months ended September 30, 1996 increased 16% compared to the same period in the prior year. This increase is attributable to $791,000 of software revenues from the Company's newest product, LiveModel(TM): SAP(TM) R/3(TM) Edition released on the windows platform in June 1996. LiveModel: SAP R/3 Edition represented 78% of software revenues for the three months ended September 30, 1996.

       PowerModel(TM) (formerly known as Kappa) revenues represented 12% of software revenues for the three months ended September 30, 1996 compared to 51% of software revenue in the same period a year ago. Other LiveModel(TM) (formerly known as Object Management Workbench) revenues represented 1% and 31% of software revenues the three months ended September 30, 1996 and September 30, 1995, respectively. The remainder of software revenues is from Kappa-PC(R) and Lisp-based KEE(R) products which represent 9% and 17% of software revenues for the three months ended September 30, 1996 and September 30, 1995, respectively. The Company is planning to strengthen its business and sales efforts on PowerModel products through the addition of a managing director for this business.

     Contract services revenues decreased 71% during the first fiscal quarter of 1997 compared to the same period a year ago. The decrease is primarily due to close-out payments under the terminated GTE development agreement of $2,261,000 related to contract services received in fiscal 1996. The Company expects to perform additional contract services in the future. However, because a majority of such services are performed on a short-term basis, the ultimate trend for this type of revenue and the timing of the services are difficult to predict.

     Other services revenue, which consists primarily of training and product support, decreased 16% during the first fiscal quarter of 1997 compared to the same period a year ago. The decrease is mainly due to product support revenues from the GTE licenses recognized in fiscal 1996.

     Gross margin, as a percentage of total revenues for the three months ended September 30, 1996, was 58% compared to 67% in the same period in the prior year. Software margins were 67% for the three months ended September 30, 1996, compared to 60% for the same period in the prior year. The increase in software margins was due to increased sales volume on a relatively fixed cost base. Contract services margins were 37% for the three months ended September 30, 1996, compared to 71% for the same period in the prior year. The decrease in the contract services margins were primarily due to the relatively small costs related to the final deliverables under the GTE master software development agreement and related close-out payment in the first quarter of fiscal 1996. Other service margins were 75% for the three months ended September 30, 1996, compared to 62% in the same period in the prior year. This increase in margins is attributable to lower training costs.

     Research and development (R&D) expenses decreased $64,000 (7%) during the three months ended September 30, 1996 from the same prior year period. $91,000 of software development costs were capitalized in the current quarter while no software development costs were capitalized in the same prior year quarter. R&D expenses, as a percentage of total revenues for the three months ended September 30, 1996, were 37% compared to 21% in the same prior year period.

     Marketing, general and administrative expenses decreased by $595,000 (29%) during the three months ended September 30, 1996, compared to the prior year. The decrease is primarily due to the reduction in force as a result of the restructuring in the first quarter of fiscal 1996. These expenses were 63% of revenues for the three months ended September 30, 1996, compared to 47% of revenues for the same period last year.

     During the quarter ended September 30, 1995, the Company recorded a $414,000 pre-tax restructuring expense. The restructuring program was undertaken to increase the Company's focus on live business modeling tools for the Microsoft Windows platform and in support of commercially popular purchased software systems. The program was completed in the second quarter of fiscal 1996.

     Other income and expense for the three months ended September 30, 1996 remained relatively flat as compared with the comparable period in the prior year.

     The provision for income taxes of $31,000 and $16,000 for the three months ended September 30, 1996, and September 30, 1995, respectively, represents foreign withholding taxes incurred. No income tax benefit was recorded for the three months ended September 30, 1996 and September 30,1995 since the Company incurred a net operating loss. For the first quarter of fiscal 1997, the Company reported a net loss of $981,000 ($0.08 per share), compared to a net loss of $472,000 ($0.04 per share) in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 1996, cash, cash equivalents and short-term investments were $2,505,000 compared to $3,577,000 in the prior year. There was $1,437,000 of cash used in operations during the first quarter of fiscal 1997, compared to cash generated of $1,111,000 in the same period in the prior year. This decrease resulted primarily from a combination of the sale of receivables in the first quarter of fiscal 1996, lower collections from customers as a result of lower revenues in the first quarter of fiscal 1997, offset by lower payments to employees and suppliers. Excluding sale of short-term investments, cash used in investing activities increased by $80,000 due to capitalized software development and fixed asset purchases. Cash provided by financing activities decreased by $75,000 due to decreased stock purchases by employees during the three months ended September 30, 1996.

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

     Management's financial plans for fiscal year 1997 anticipate sufficient revenues so as not to require additional capital resources. However, the Company may, from time to time, raise additional capital through debt or equity financing to take advantage of market opportunities. There can be no assurance, however, that the Company will be able to raise additional capital on favorable terms, if at all. If revenues for fiscal 1997 do not meet management's expectations, and additional financings are not available, management has the ability and may further reduce certain expenditures to lower the Company's cost base, if required. As a result of these factors, the Company believes its cash and cash equivalents at September 30, 1996 and expected cash generated from operations will be adequate to fund its operations during fiscal 1997.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

                  27 - Financial Data Schedule.

b)       Reports on Form 8-K

                  No reports have been filed for the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTELLICORP, INC.

                                            /s/ Kenneth A. Czaja
                                            ----------------------
                                            Kenneth A. Czaja
                                            Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit                                          Sequentially
No.                Description                   Numbered Page
-------            -----------                   -------------
27                 Financial Data Schedule