Form 10QSB
period 1996-12-31
INTELLICORP INC
filed 1997-02-13
CIK 730169

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

              For the transition period from__________ to__________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                           Outstanding as of
        Class                              January 31, 1997
        -----                              ----------------
        Common stock,
        $.001 par value                    12,820,178 shares

                     This document is comprised of 14 pages.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              Page
     Item 1.      Financial Statements
                  Condensed Consolidated Balance Sheets....................    3
                  Condensed Consolidated Statements of Operations..........    4
                  Condensed Consolidated Statements of Cash Flows..........    5
                  Notes to Condensed Consolidated Financial Statements.....  6-7

     Item 2.      Management's Discussion and Analysis of
                  Financial Conditions and Results of Operations...........  8-9
                  Liquidity and Capital Resources.......................... 9-10

PART II.  OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders......   11

     Item 6.      Exhibits and Reports on Form 8-K.........................   11

SIGNATURES.................................................................   12

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                          December 31,    June 30,
(In thousands)                               1996          1996(1)
                                          -----------     --------
                                          (unaudited)
Assets
Current assets:
Cash and cash equivalents                  $  1,823       $  3,142
Short-term investments                          -              982
Accounts receivable, net                      3,058          2,217
Other current assets                            279            214
                                           --------       --------
     Total current assets                     5,160          6,555

Property and equipment, net                     340            286
Capitalized software, net                       287            284
Other assets                                    239            276
                                           --------       --------

Total                                      $  6,026       $  7,401
                                           ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                           $    864       $    935
Accrued compensation                            518            570
Other current liabilities                     1,203          1,453
Deferred revenues                               765            746
                                           --------       --------
     Total current liabilities                3,350          3,704


Convertible notes                             1,600          1,600

Stockholders' equity:
Preferred stock and warrants issuable           -            2,932
Preferred stock                               2,250            -
Common stock                                 43,675         42,275
Accumulated deficit                         (44,849)       (43,110)
                                           --------       --------
     Total stockholders' equity               1,076          2,097
                                           --------       --------

Total                                      $  6,026       $  7,401
                                           ========       ========

(1) The consolidated balance sheet at June 30, 1996, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three months ended           Six months ended
   (In thousands, except                      December  31,                December  31,
   per share amounts)                     1996           1995           1996           1995
                                        --------       --------       --------       --------
                                              (unaudited)                    (unaudited)
Revenues:
     Software                           $  1,424       $    641       $  2,437       $  1,511
     Contract services                     1,248            618          2,076          3,515
     Other services                          339          1,246            753          1,738
                                        --------       --------       --------       --------
     Total revenues                        3,011          2,505          5,266          6,764
                                        --------       --------       --------       --------

Costs and expenses:
     Cost of revenues:
        Software                             233            257            567            604
        Contract services                    751            676          1,272          1,530
        Other services                       176            140            279            328
     Research and development                806            826          1,646          1,730
     Marketing, general, and
        administrative                     1,675          1,359          3,097          3,376
     Corporate restructuring costs           -              -              -              414
                                        --------       --------       --------       --------
     Total costs and expenses              3,641          3,258          6,861          7,982
                                        --------       --------       --------       --------


Loss from operations                        (630)          (753)        (1,595)        (1,218)

Other income (expense), net                   (8)            32              7             41
                                        --------       --------       --------       --------

Loss before provision
     for income taxes                       (638)          (721)        (1,588)        (1,177)

Provision for income taxes                    30              0             61             16
                                        --------       --------       --------       --------

Net loss                                $   (668)      $   (721)      $ (1,649)      $ (1,193)
                                        ========       ========       ========       ========

Net loss per share                      $  (0.06)      $  (0.06)      $  (0.14)      $  (0.10)
                                        ========       ========       ========       ========

Weighted average common
     shares outstanding                   12,435         12,195         12,415         12,160
                                        ========       ========       ========       ========


See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six months ended
Increase (decrease) in cash and                                    December 31,
     cash equivalents (in thousands)                             1996          1995
                                                               -------       -------
                                                                    (unaudited)
Cash flows from operating activities:
     Net loss                                                  $(1,649)      $(1,193)
     Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
     Depreciation & amortization                                   367           370
     Issue costs for preferred stock and warrants                  (13)          -
     Issuance of common stock in lieu of interest payment          119           -
     Changes in assets and liabilities:
         Accounts receivable                                      (841)        3,153
         Other current assets                                      (65)          (26)
         Other assets                                               (5)           90
         Accounts payable                                          (71)         (226)
         Accrued compensation                                      (52)         (208)
         Other current liabilities                                (250)          230
         Deferred revenues                                          19          (600)
                                                               -------       -------
     Net cash provided by (used in) operating activities        (2,441)        1,590
                                                               -------       -------

Cash flows from investing activities:
     Property and equipment purchases                             (291)         (143)
     Capitalization of software development                        (91)          -
     Sale of short-term investments                                982           -
                                                               -------       -------
Net cash provided by (used) in investing activities                600          (143)
                                                               -------       -------

Cash flows from financing activities -
     Cash collected from sale of stock                             522            96
                                                               -------       -------

Increase (decrease) in cash and cash equivalents                (1,319)        1,543
Cash and cash equivalents, beginning of period                   3,142         2,493
                                                               -------       -------

Cash and cash equivalents, end of period                       $ 1,823       $ 4,036
                                                               =======       =======



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended June 30, 1996, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, the interim statements reflect all adjustments (consisting of normal recurring entries) which are necessary for a fair presentation of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year. Certain prior year revenues and associated costs have been reclassified to conform to the current year's presentation.

2. SIGNIFICANT CUSTOMERS AND EXPORT SALES. A related party accounted for 23% ($682,000) and 19% ($988,000), respectively, of the total revenues for the three and six month periods ended December 31, 1996. One other commercial customer accounted for 10% ($312,000) and 12% ($617,000) of total revenues for the three and six months ended December 31, 1996. GTE accounted for 34% ($857,000) and 47% ($3,175,000) of total revenues for the three and six months ended December 31, 1995.


3. ACCOUNTS RECEIVABLE. In September 1995, the Company sold to a financial institution, without recourse, receivables in the amount of $1,915,935. The net proceeds are reported as providing operating cash flow in the Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 1995.


4. INCOME TAXES. The Company's provision for income taxes of $61,000 and $16,000 for the six months ended December 31, 1996 and December 31, 1995, respectively, is attributable to foreign withholding taxes.


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

      On June 27, 1996, the noteholders agreed to exchange notes totaling $1,800,000 for preferred stock and warrants (see note 7). On December 30, 1996, the Company issued 65,981 shares of common stock in lieu of a $119,507 payment of interest covering the first semi-annual payment period.

     The remaining $1,600,000 of debt is due and payable on April 30, 2003 and is convertible at any time, at the option of the noteholders, into shares of the Company's common stock at a conversion price of $1.55 per share. The Company has reserved 1,032,258 shares of common stock for issuance upon conversion of these notes. The Company has the right to prepay all or a portion of the principal amount outstanding at any time following April 30, 1999. The notes were issued in a private placement, and the Company registered the resale of the common stock that is issuable upon conversion of the notes or as payment of interest on the notes.


7. PREFERRED STOCK. On June 27, 1996, the Company agreed to issue 580,645 shares of preferred stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for the conversion of $1,800,000 of the convertible notes. Such preferred shares and warrants were valued at $2,932,000, net of issue costs. Each share of the preferred stock is convertible into two common shares, subject to adjustments, and carries 10% mandatory cumulative dividends. The dividends for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. The Company elected to pay the dividend in common stock for the first payment covering the first semi-annual payment period due January 31, 1997. The cumulative dividends as of December 31, 1996 are approximately $90,000.

        The warrants are exercisable immediately, and expire in 2006. The Company can redeem the warrants anytime after five years, if the common stock trades at or above $6.00 per share, by paying a redemption price of $0.01 per warrant share.

        The preferred stock and warrants were issued in August 1996. The common shares issuable on conversion of preferred stock, the exercise of warrants or payment of dividends were registered for resale on December 23, 1996.


8. COMMON STOCK. On December 30,1996 the Company issued 307,692 shares of common stock to an existing stockholder at $1.625 per share.


9. RELATED PARTY TRANSACTIONS. On August 8, 1996, SAP AG purchased from Informix Corporation 1,736,263 shares of common stock of the Company. This total represents all the Company shares previously held by Informix Corporation and, following the purchase, SAP AG holds approximately 14% of the outstanding common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other than statements of historical fact, the statements made in this report on Form 10-QSB are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Results of Operations" and "Liquidity and Capital Resources" below and in "Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 and the Registration Statement on Form S-3 dated December 23, 1996 filed with the Securities and Exchange Commission.

     In particular, it is important to note that achievement of revenue goals is affected by numerous factors beyond the Company's control, including competitors' product introductions, market price competition and market acceptance of the Company's products. Historical results of the Company may not be indicative of future operating results.



RESULTS OF OPERATIONS


The Company's total revenue is derived from three sources: software licenses, contract services and other services including product support and training. Total revenues were $3,011,000 and $5,266,000, respectively, for the three and six months ending December 31, 1996, compared to $2,505,000 and $6,764,000, respectively, for the same periods in the prior year. This represents a 20% increase and a 22% decrease, respectively, for the three and six month periods ended December 31, 1996. Domestic revenues increased by $296,000 (18%) and decreased $1,805,000 (35%) during the three and six month periods ended December 31, 1996, respectively, compared to the three and six month periods ended December 31, 1995. Export revenues increased by $210,000 (24%) and decreased $307,000 (18%) from the three and six month prior year periods. European sales increased $233,000 (51%) and $314,000 (35%) compared to the same prior year periods, while Pacific Rim and Latin America sales decreased $23,000 (5%) and $7,000 (1%) compared to the same prior year periods.

     Software revenues for the first three and six month periods ended December 31, 1996, respectively, increased 122% and 61% compared to the same periods in the prior year. Both the three and six month increases are largely due to the Company's newest product, LiveModel(TM): SAP(TM) R/3(TM) Edition released on the Microsoft Windows platform in June 1996. LiveModel: SAP R/3 Edition represented 87% and 83% of software revenues for the three and six month periods ended December 31, 1996.

       PowerModel(TM) (formerly known as Kappa) revenues represented 9% and 10% of software revenues for the three and six month periods ended December 31, 1996 compared to 39% and 46% of software revenue in the same periods a year ago. Other LiveModel(TM) (formerly known as Object Management Workbench) revenues represented 2% and 39% of software revenues in the six month periods ended December 31, 1996 and December 31, 1995, respectively. The remainder of software revenues is from Kappa-PC(R) and Lisp-based KEE(R) products which represent 2% and 6% of software revenues for the three and six months ended December 31, 1996 compared to 11% and 15% for the same periods in the prior year. In December 1996, the Company appointed Jeffrey Witwer to the new position of Managing Director for the PowerModel/Concurrent Engineering business to strengthen the sales effort on these products.

     Contract services revenues for the three and six month periods ended December 31, 1996, increased 102% and decreased 41% compared to the same periods a year ago. The increase for the quarter ended December 31, 1996 is primarily due to $1,011,000 (81%) of total consulting revenue related to LiveModel: SAP R/3 Edition. The decrease for the first six months ended December 31, 1996 is primarily due to close-out payments under the terminated GTE development agreement of $2,261,000 related to contract services received in the first quarter of fiscal 1996. The Company expects to perform additional contract services in the future. However, because a majority of such services are performed on a short-term basis, the ultimate trend for this type of revenue and the timing of the services are difficult to predict.

     Other services revenue, which consists primarily of training and product support, decreased 73% and 57% during the three and six months ended December 31, 1996, compared to the same periods a year ago. The decrease is mainly due to product support revenues from the GTE licenses recognized in fiscal 1996 while no related revenues were received in fiscal 1997.

     Gross margin, as a percentage of total revenues for the three and six months ended December 31, 1996, was 61% and 60% compared to 57% and 64% in the same periods in the prior year. Software margins were 84% and 77% for the three and six months ended December 31, 1996, compared to 60% for both periods in the prior year. The increase in software margins was due to increased sales volume on a relatively fixed cost base. Contract services margins were 40% and 39% for the three and six months ended December 31, 1996, compared to (9%) and 56% for the same periods in the prior year. The increase contract services margins for the three months ended December 31, 1996 is due to unusual negative gross margin in the prior year resulting from costs associated with the canceled GTE contract, while the decrease in the six months ended December 31, 1996 is primarily due to the GTE consulting agreement close-out payment in the first quarter of fiscal 1996. Other service margins were 48% and 63% for the three and six months ended December 31, 1996, compared to 89% and 81% in the same periods in the prior year. This decrease in margins is to attributable a final GTE support payment received in second quarter of fiscal 1996.

     Research and development (R&D) expenses decreased $20,000 (2%) and $84,000 (5%) during the three and six months ended December 31, 1996 from the same prior year periods. $91,000 of software development costs were capitalized in the six months ended December 31, 1996, while no software development costs were capitalized in the same prior year period. R&D expenses, as a percentage of total revenues for the three and six months ended December 31, 1996, were 27% and 31% compared to 33% and 26% in the same prior year periods.

     Marketing, general and administrative expenses increased $316,000 (23%) and decreased $279,000 (8%) during the three and six months, respectively, ended December 31, 1996, compared to the prior year periods. The increase is primarily due to increased headcount, associated recruiting fees and higher sales costs associated with higher sales volume.

     During the quarter ended September 30, 1995, the Company recorded a $414,000 pre-tax restructuring expense. The restructuring program was undertaken to increase the Company's focus on live business modeling tools for the Microsoft Windows platform and in support of commercially popular purchased software systems. The program was completed in fiscal 1996.

     Other income and expense, net, which includes interest income and expense, for the three and six months ended December 31, 1996 decreased $40,000 (125%) and $34,000 (83%) compared with the same periods in the prior year primarily due to lower interest income due to lower cash balances.

     The provision for income taxes of $61,000 and $16,000 for the six months ended December 31, 1996, and December 31, 1995, respectively, represents foreign withholding taxes incurred. No income tax benefit was recorded for the six months ended December 31, 1996 and December 31,1995 since the Company incurred a net operating loss. For the six month period ended December 31, 1996, the Company reported a net loss of $1,649,000 ($0.14 per share), compared to a net loss of $1,193,000 ($0.10 per share) for the six months ended December 31,1996.



LIQUIDITY AND CAPITAL RESOURCES


At December 31, 1996, cash, cash equivalents and short-term investments were $1,823,000 compared to $4,124,000 at June 30, 1996. $2,441,000 of cash was used in operations during the six month period ended December 31, 1996, compared to cash generated of $1,590,000 in the same period in the prior year. This decrease resulted primarily from a combination of the sale of receivable balances in the first quarter of fiscal 1996 and lower cash receipts from customers as a result of lower revenues in the first quarter of fiscal 1997. Excluding the sale of short-term investments, cash used in investing activities increased by $239,000 due to fixed asset purchases and expenditures related to capitalized software development. Cash provided by financing activities increased by $426,000 due to the issuance of 307,692 shares of common stock offset by a decrease in stock purchases by employees during the six months ended December 31, 1996.

     In April 1996, the Company issued $3,400,000 of seven-year senior convertible notes which are due on April 30, 2003. Interest only is payable semi-annually in October and April at 10% per annum (except the first payment which is due January 1997). Interest payments for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. On December 30, 1996 the Company issued 65,981 shares of common stock in lieu of a $119,507 payment of interest.

     In June 1996, the Company agreed to issue 580,645 shares of preferred stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for $1,800,000 of the convertible debt. The preferred stock is convertible into common shares on a one-for-two basis, subject to adjustments for dilutive events, and carries 10% cumulative dividends. On December 31, 1996, the cumulative dividends were approximately $90,000.

     Although the Company is exploring opportunities for additional equity financing, management's financial plans for fiscal year 1997 anticipate sufficient revenues so as not to require additional capital resources beyond that which is attainable from operations. There can be no assurance, however, that the Company will be able to raise additional capital on favorable terms, if at all. If revenues for fiscal 1997 do not meet management's expectations, and additional financings are not available, management has the ability and may further reduce certain expenditures to lower the Company's cost base, if required. As a result of these factors, the Company believes its cash and cash equivalents at December 31, 1996 and expected cash generated from operations will be adequate to fund its operations during fiscal 1997.

PART II. OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on December 6, 1996. The number of shares outstanding on the record date for that meeting was 12,396,512. At the meeting, stockholders voted on the following matters:

      1. Election of the four nominees as directors to hold office until the next annual meeting of stockholders and until their successors are elected as follows:

                                                 Votes            Votes
                                                  For           Withheld
                                                  ---           --------
                  Kenneth H. Haas              10,847,441       639,424
                  Katharine C. Branscomb       10,502,963       983,902
                  Joseph A. Graziano           10,847,441       639,424
                  Norman J. Wechsler           10,875,706       611,159

      2. Approval of an amendment to the Company's 1991 Stock Option Plan to increase the aggregate number of shares authorized for issuance under such plan by 1,000,000 shares as follows:

                  Votes for                     5,309,239
                  Votes against                 1,319,283
                  Votes abstaining                108,124
                  Broker non-votes              4,750,219


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

                  11.1 - Statement Regarding Computation of Net Loss Per Share

                  27 - Financial Data Schedule.

b)       Reports on Form 8-K

                  No reports have been filed for the quarter ended December 31, 1996.

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


                                       INTELLICORP, INC.


                                       /s/ Kenneth A. Czaja
                                       ----------------------
                                       Kenneth A. Czaja
                                       Chief Financial Officer

                                INDEX TO EXHIBITS


         Exhibit                                                 Sequentially
         No.                    Description                      Numbered Page
         -------                -----------                      -------------
         11.1                   Statement Regarding Computation
                                of Net Loss Per Share

         27                     Financial Data Schedule