Form 10QSB
period 1997-03-31
INTELLICORP INC
filed 1997-05-14
CIK 730169

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

           For the transition period from ____________ to ___________

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

                              YES   X    NO
                                  -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                  Outstanding as of
               Class                              April 30, 1997
               -----                              --------------
               Common stock,
               $.001 par value                    12,913,447 shares

                     This document is comprised of 14 pages.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                  Page
                                                                                ----
  Item 1.      Financial Statements
               Condensed Consolidated Balance Sheets..............................3
               Condensed Consolidated Statements of Operations....................4
               Condensed Consolidated Statements of Cash Flows....................5
               Notes to Condensed Consolidated Financial Statements.............6-7

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................8-10

PART II.  OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K..................................11

SIGNATURE........................................................................12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                           March 31,      June 30,
(In thousands)                               1997         1996(1)
                                           ---------      --------
                                          (unaudited)
Assets
Current assets:
Cash and cash equivalents                  $  6,542       $  3,142
Short-term investments                           --            982
Accounts receivable, net                      3,279          2,217
Other current assets                            182            214
                                           --------       --------
     Total current assets                    10,003          6,555

Property and equipment, net                     364            286
Capitalized software, net                       237            284
Other assets                                    209            276
                                           --------       --------


Total                                      $ 10,813       $  7,401
                                           ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                           $    845       $    935
Accrued compensation                            614            570
Other current liabilities                     1,298          1,453
Deferred revenues                               764            746
                                           --------       --------
     Total current liabilities                3,521          3,704


Convertible notes                             1,600          1,600

Stockholders' equity:
Preferred stock and warrants issuable            --          2,932
Preferred stock                               7,224             --
Common stock                                 43,763         42,275
Accumulated deficit                         (45,295)       (43,110)
                                           --------       --------
     Total stockholders' equity               5,692          2,097
                                           --------       --------

Total                                      $ 10,813       $  7,401
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

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three months ended           Nine months ended
                                                March 31,                    March 31,
   (In thousands, except                -----------------------       -----------------------
   per share amounts)                     1997           1996           1997           1996
                                        --------       --------       --------       --------
                                              (unaudited)                   (unaudited)
Revenues:
     Software                           $  1,864       $    675       $  4,301       $  2,186
     Contract services                     1,126            550          3,202          4,065
     Other services                          394            438          1,147          2,176
                                        --------       --------       --------       --------
     Total revenues                        3,384          1,663          8,650          8,427
                                        --------       --------       --------       --------

Costs and expenses:
     Cost of revenues:
        Software                             277            162            844            766
        Contract services                    552            572          1,824          2,102
        Other services                       140            105            419            433
     Research and development                993            905          2,639          2,635
     Marketing, general, and
        administrative                     1,727          1,313          4,824          4,701
     Corporate restructuring costs            --             --             --            414
                                        --------       --------       --------       --------
     Total costs and expenses              3,689          3,057         10,550         11,051
                                        --------       --------       --------       --------


Loss from operations                        (305)        (1,394)        (1,900)        (2,624)

Other income (expense), net                  (42)            42            (35)            95
                                        --------       --------       --------       --------

Loss before provision
     for income taxes                       (347)        (1,352)        (1,935)        (2,529)

Provision for income taxes                    36             33             97             49
                                        --------       --------       --------       --------

Net loss                                $   (383)      $ (1,385)      $ (2,032)      $ (2,578)
                                        ========       ========       ========       ========

Net loss per share                      $  (0.03)      $  (0.11)      $  (0.17)      $  (0.21)
                                        ========       ========       ========       ========

Weighted average common
     shares outstanding                   12,809         12,213         12,546         12,178
                                        ========       ========       ========       ========


See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Nine months ended
                                                                    March 31,
Increase (decrease) in cash and                                ---------------------
     cash equivalents (in thousands)                            1997          1996
                                                               -------       -------
                                                                    (unaudited)
Cash flows from operating activities:
     Net loss                                                  $(2,032)      $(2,578)
     Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
     Depreciation & amortization                                   409           511
     Issue costs for preferred stock and warrants                  (39)           --
     Issuance of common stock in lieu of interest payment          119            --
     Changes in assets and liabilities:
         Accounts receivable                                    (1,062)        3,276
         Other current assets                                       32           (83)
         Other assets                                                4           109
         Accounts payable                                          (90)         (155)
         Accrued compensation                                       44          (333)
         Other current liabilities                                (155)            2
         Deferred revenues                                          18          (644)
                                                               -------       -------
     Net cash provided by (used in) operating activities        (2,752)          105
                                                               -------       -------

Cash flows from investing activities:
     Property and equipment purchases                             (287)         (181)
     Capitalization of software development                        (91)         (100)
     Maturities of short-term investments                          982            --
                                                               -------       -------
Net cash provided by (used in) investing activities                604          (281)
                                                               -------       -------

Cash flows from financing activities -
     Cash collected from sale of preferred stock                 5,000            --
     Cash collected from sale of common stock                      548           138
                                                               -------       -------
Net cash provided by financing activities                        5,548           138
                                                               -------       -------

Increase (decrease) in cash and cash equivalents                 3,400           (38)
Cash and cash equivalents, beginning of period                   3,142         2,493
                                                               -------       -------

Cash and cash equivalents, end of period                       $ 6,542       $ 2,455
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


2. NET LOSS PER COMMON SHARE. Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding. Common stock equivalents are excluded as their effect would be antidilutive. For the three and nine month periods ended March 31, 1997, the net loss has been adjusted to reflect the issuance of preferred stock dividends.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact is expected to result in no change to loss per share for the three and nine month periods ended March 31, 1997 and March 31, 1996.


3. SIGNIFICANT CUSTOMERS. A related party accounted for 18% ($608,000) and 18% ($1,596,000), respectively, of the total revenues for the three and nine month periods ended March 31, 1997. One other commercial customer accounted for 13% ($448,000) and 8% ($694,000) of total revenues for the three and nine months ended March 31, 1997. GTE accounted for 0% ($2,000) and 38% ($3,177,000) of total revenues for the three and nine months ended March 31, 1996, respectively.


4. ACCOUNTS RECEIVABLE. In September 1995, the Company sold to a financial institution, without recourse, receivables in the amount of $1,915,935. The net proceeds are reported as providing operating cash flows in the Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 1996.


5. INCOME TAXES. The Company's provision for income taxes of $97,000 and $49,000 for the nine months ended March 31, 1997 and March 31, 1996, respectively, is attributable to foreign withholding taxes.


6. CORPORATE RESTRUCTURING COSTS. The Company recorded a $414,000 pre-tax restructuring expense in the first quarter of fiscal 1996. The restructuring was undertaken to increase the Company's focus on live business modeling tools for the Microsoft Windows(R) platform and in support of commercially popular purchased software systems. In conjunction with the restructuring, the Company implemented an across the board reduction in force of approximately 30%. The program was completed in fiscal 1996.


7. CONVERTIBLE NOTES. In April 1996, the Company issued $3,400,000 of seven-year unsecured senior convertible notes. Interest only is payable semi-annually in October and April at 10% per annum (except for the first payment which was due and paid January 1997). Interest payments for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date.
      On June 27, 1996, the noteholders agreed to exchange notes totaling $1,800,000 for preferred stock and warrants (see note 8). On December 30, 1996, the Company issued 65,981 shares of common stock in lieu of a $119,507 payment of interest covering the first semi-annual payment period.
     The remaining $1,600,000 of debt is due and payable on April 30, 2003 and is convertible at any time, at the option of the noteholders, into shares of the Company's common stock at a conversion price of $1.55 per share. The Company has reserved 1,032,258 shares of common stock for issuance upon conversion of these notes. The Company has the right to prepay all or a portion of the principal amount outstanding at any time following April 30, 1999. The notes were issued in a private placement, and the Company registered the resale of the common stock that is issuable upon conversion of the notes or as payment of interest on the notes.


8. PREFERRED STOCK. On June 27, 1996, the Company agreed to issue 580,645 shares of Series A Preferred Stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for the conversion of $1,800,000 of the convertible notes. Such preferred shares and warrants were valued at $2,932,000, net of issue costs. Each share of the preferred stock is convertible into two common shares, subject to adjustments, and carries 10% mandatory cumulative dividends. The dividends for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. On January 31, 1997, the Company issued 34,305 shares of common stock for payment of dividends covering the first semi-annual payment period. The cumulative dividends as of March 31, 1997 were approximately $75,000.
      The warrants are exercisable immediately, and expire in 2006. The Company can redeem the warrants anytime after five years, if the common stock trades at or above $6.00 per share, by paying a redemption price of $0.01 per warrant share.
      The preferred stock and warrants were issued in August 1996. The common shares issuable on conversion of preferred stock, the exercise of warrants or payment of dividends were registered for resale on December 23, 1996.
      On March 19, 1997, the Company issued 5,000 shares of 8% convertible Series B Preferred Stock at $1,000 per share. Each share is convertible into 500 shares of common stock, subject to adjustments, at $2.00 per share. The dividends for the first year are payable at the Company's option in cash or common stock valued at 90% of the 20 day average bid price preceding the distribution due date. The cumulative dividends as of March 31, 1997 were approximately $14,000.


9. COMMON STOCK. On December 30,1996 the Company issued 307,692 shares of common stock to an existing stockholder at $1.625 per share.


10. RELATED PARTY TRANSACTIONS. On August 8, 1996, SAP AG purchased from Informix Corporation 1,736,263 shares of common stock of the Company. This total represents all the Company shares previously held by Informix Corporation and, following the purchase, SAP AG holds approximately 14% of the outstanding common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other than statements of historical fact, the statements made in this report on Form 10-QSB are, and are hereby identified as, forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to risks associated with, competitors' product introductions, market price competition and market acceptance of the Company's products, as well as, those discussed in "Results of Operations" and "Liquidity and Capital Resources" below and in "Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 and the Company's Registration Statement on Form S-3 dated December 23, 1996 filed with the Securities and Exchange Commission.
     In particular, it is important to note that achievement of revenue goals is affected by numerous factors beyond the Company's control. Historical results of the Company may not be indicative of future operating results.



RESULTS OF OPERATIONS


The Company's total revenue is derived from three sources: software licenses, contract services and other services including product support and training. Total revenues were $3,384,000 and $8,650,000, respectively, for the three and nine months ending March 31, 1997, compared to $1,663,000 and $8,427,000, respectively, for the same periods in the prior year. This represents an increase of 103% and 3%, respectively, for the three and nine month periods ended March 31, 1997.

The geographic breakdown of revenue is as follows:

                               Three months ended       %          Nine months ended        %
(In thousands)                      March 31,         Change            March 31,         Change
                                    ---------         ------            ---------         ------
                                1997        1996                    1997        1996
                                ----        ----                    ----        ----
North America                  $2,322      $  867       168%       $5,610      $5,960       (6%)
Europe                            759         398        91%        1,962       1,287       52%
Pacific Rim/Latin America         303         398       (24%)       1,078       1,180       (9%)
                               ------      ------      ----        ------      ------      ---
     Total revenue             $3,384      $1,663       103%       $8,650      $8,427        3%

The geographic revenue as a percentage of revenue is as follows:

                                      Three months ended          Nine months ended
                                           March 31,                  March 31,
                                           ---------                  ---------
                                      1997           1996        1997            1996
                                      ----           ----        ----            ----
North America                          69%            52%         65%             71%
Europe                                 22%            24%         23%             15%
Pacific/Latin America                   9%            24%         12%             14%

     Software revenues for the three and nine month periods ended March 31, 1997, respectively, increased 176% and 97% compared to the same periods in the prior year. Both the three and nine month increases are largely due to the Company's newest product, LiveModel(TM): SAP(TM) R/3(TM) Edition released on the Microsoft Windows platform in June 1996. LiveModel: SAP R/3 Edition represented 93% and 88% of software revenues for the three and nine month periods ended March 31, 1997.
     PowerModel(TM) (formerly known as Kappa) revenues represented 5% and 8% of software revenues for the three and nine month periods ended March 31, 1997 compared to 28% and 41% of software revenue in the same periods a year ago. Other LiveModel(TM) (formerly known as Object Management Workbench) revenues represented 0% and 1% of software revenues in the three and nine month periods ended March 31, 1997 compared to 11% and 30% for the same prior year periods. The remainder of software revenues is from Kappa-PC(R) and Lisp-based KEE(R) products which represent 1% and 3% of software revenues for the three and nine months ended March 31, 1997 compared to 16% and 15% for the same periods in the prior year.
     Contract services revenues for the three and nine month periods ended March 31, 1997, increased 104% and decreased 21% compared to the same periods a year ago. The increase for the quarter ended March 31, 1997 is primarily due to $733,000 (65%) of total consulting revenue related to LiveModel: SAP R/3 Edition. The decrease for the nine months ended March 31, 1997 is primarily due to close-out payments under the terminated GTE development agreement of $2,261,000 related to contract services received in the first quarter of fiscal 1996. The Company expects to perform additional contract services in the future. However, because a majority of such services are performed on a short-term basis, the ultimate trend for this category of revenue and the timing of the services are difficult to predict.
     Other services revenue, which consists primarily of training and product support, decreased 10% and 47% during the three and nine months ended March 31, 1997, compared to the same periods a year ago. The decrease is mainly due to product support revenues from the GTE licenses recognized in fiscal 1996 while no related revenues were received in fiscal 1997.
     Gross margin, as a percentage of total revenues for the three and nine months ended March 31, 1997, was 71% and 64% compared to 50% and 61% in the same periods in the prior year. Software margins were 85% and 80% for the three and nine months ended March 31, 1997, compared to 76% and 65% for same prior year periods. The increase in software margins was due to increased sales volume on a relatively fixed cost base. Contract services margins were 51% and 43% for the three and nine months ended March 31, 1997, compared to (4%) and 48% for the same periods in the prior year. The significant increase in contract services margins for the three months ended March 31, 1997 is due to unusual negative gross margin in the prior year period which resulted from costs associated with the canceled GTE contract, while the decrease in the nine months ended March 31, 1997 is primarily due to the GTE consulting agreement close-out payment in the first quarter of fiscal 1996. Other service margins were 64% and 63% for the three and nine months ended March 31, 1997, compared to 76% and 80% in the same periods in the prior year. The nine month decrease in margins is attributable to a final GTE support payment received in second quarter of fiscal 1996.
     Research and development (R&D) expenses increased $88,000 (10%) and $4,000 (0%) during the three and nine months ended March 31, 1997 from the same prior year periods. $91,000 of software development costs were capitalized in the nine months ended March 31, 1997, while $100,000 software development costs were capitalized in the same prior year period. R&D expenses, as a percentage of total revenues for the three and nine months ended March 31, 1997, were 29% and 31% compared to 54% and 31% in the same prior year periods.
     Marketing, general and administrative expenses increased $414,000 (32%) and $123,000 (3%) during the three and nine months, respectively, ended March 31, 1997, compared to the prior year periods. The increase is primarily due to recruiting fees associated with the change in sales force related to the new product line and higher sales costs associated with higher sales volume.
     During the quarter ended September 30, 1995, the Company recorded a $414,000 pre-tax restructuring expense. The restructuring program was undertaken to increase the Company's focus on live business modeling tools for the Microsoft Windows(R) platform and in support of commercially popular purchased software systems. The program was completed in fiscal 1996.
     Other income and expense, net, which includes interest income and expense, for the three and nine months ended March 31, 1997 decreased $84,000 and $130,000 compared with the same periods in the prior year primarily due to lower interest income due to lower cash balances, unfavorable foreign currency exchange rate fluctuations and interest expense related to the convertible notes.
     The provision for income taxes of $97,000 and $49,000 for the nine months ended March 31, 1997, and March 31, 1996, respectively, represents foreign withholding taxes incurred. No income tax benefit was recorded for the nine months ended March 31, 1997 and March 31, 1996 since the Company incurred a net operating loss. For the nine month period ended March 31, 1997, the Company reported a net loss of $2,032,000 ($0.17 per share), compared to a net loss of $2,578,000 ($0.21 per share) for the nine months ended March 31,1996.

LIQUIDITY AND CAPITAL RESOURCES


At March 31, 1997, cash, cash equivalents and short-term investments were $6,542,000 compared to $4,124,000 at June 30, 1996. $2,752,000 of cash was used in operations during the nine month period ended March 31, 1997, compared to cash generated of $105,000 in the same period in the prior year. This decrease resulted primarily from a combination of the sale of receivable balances in the first quarter of fiscal 1996 and lower cash receipts from customers as a result of lower revenues in the first quarter of fiscal 1997. Excluding the sale of short-term investments, cash used in investing activities was $378,000 mainly due to fixed asset purchases. Cash provided by financing activities was $5,548,000 due to the issuance of Series B Preferred Stock for $5,000,000 (see below) and the issuance of 307,692 shares of common stock offset by a decrease in stock purchases by employees during the nine months ended March 31, 1997.
     In April 1996, the Company issued $3,400,000 of seven-year senior convertible notes which are due on April 30, 2003. Interest only is payable semi-annually in October and April at 10% per annum (except the first payment which is due January 1997). Interest payments for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. On December 30, 1996, the Company issued 65,981 shares of common stock in lieu of a $119,507 payment of interest.
     In June 1996, the Company agreed to issue 580,645 shares of preferred stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for $1,800,000 of the convertible debt. The preferred stock is convertible into common shares on a one-for-two basis, subject to adjustments for dilutive events, and carries 10% cumulative dividends. On January 31, 1997, the Company issued 34,305 shares of common stock for payment of dividends covering the first semi-annual payment period. The cumulative dividends as of March 31, 1997 were approximately $75,000.
     In March 1997, the Company issued 5,000 shares of 8% convertible Series B Preferred Stock at $1,000 per share. Each share is convertible into 500 shares of common stock, subject to adjustments, at $2.00 per share. The dividends for the first year are payable at the Company's option in cash or common stock valued at 90% of the 20 day average bid price preceding the distribution due date. The cumulative dividends as of March 31, 1997 were approximately $14,000.
     The Company believes its cash and cash equivalents at March 31, 1997, combined with expected cash flow from future operations will be adequate to fund its operations for the foreseeable future. However, the Company may, from time to time, seek to raise additional capital through debt or equity financing to take advantage of market opportunities, or through collaborative or other arrangements with strategic partners. There can be no assurance, however, that the Company will be able to raise additional capital on favorable terms, if at all.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

                  10-RR - Series B Preferred Stock Purchase Agreement.

                  11.1 - Statement Regarding Computation of Net Loss Per Share.

                  27 - Financial Data Schedule.

b)       Reports on Form 8-K

                  No reports have been filed for the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTELLICORP, INC.


                                       /s/ Kenneth A. Czaja
                                       ----------------------------
                                       Kenneth A. Czaja
                                       Chief Financial Officer

                                INDEX TO EXHIBITS


         Exhibit                                            Sequentially
         No.                  Description                   Numbered Page
         ---                  -----------                   -------------
         10-RR                Series B Preferred Stock
                              Purchase Agreement

         11.1                 Statement Regarding
                              Computation of Net Loss Per
                              Share

         27                   Financial Data Schedule