Form 10QSB/A
period 1997-03-31
INTELLICORP INC
filed 1997-09-25
CIK 730169

                                 FORM 10-QSB/A-1

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

            For the transition period from ___________ to __________

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

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                     Outstanding as of
                  Class                              April 30, 1997
                  ---------------                    -----------------
                  Common stock,
                  $.001 par value                    12,913,447 shares

                     This document is comprised of 14 pages.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                       Page
     Item 1.      Financial Statements
                  Condensed Consolidated Balance Sheets................................................3
                  Condensed Consolidated Statements of Operations......................................4
                  Condensed Consolidated Statements of Cash Flows......................................5
                  Notes to Condensed Consolidated Financial Statements...............................6-7

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.....................................8-10

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K....................................................11

SIGNATURE.............................................................................................12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                             March 31,        June 30,
(In thousands)                                 1997            1996(1)
                                            ---------         --------
                                            (unaudited)

Assets
Current assets:
Cash and cash equivalents                    $  6,542         $  3,142
Short-term investments                           --                982
Accounts receivable, net                        3,279            2,217
Other current assets                              182              214
                                             --------         --------
     Total current assets                      10,003            6,555

Property and equipment, net                       364              286
Capitalized software, net                         237              284
Other assets                                      209              276
                                             --------         --------


Total                                        $ 10,813         $  7,401
                                             ========         ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                             $    845         $    935
Accrued compensation                              614              570
Other current liabilities                       1,298            1,453
Deferred revenues                                 764              746
                                             --------         --------
     Total current liabilities                  3,521            3,704


Convertible notes                               1,600            1,600

Stockholders' equity:
Preferred stock and warrants issuable            --              2,932
Preferred stock                                 8,944             --
Common stock                                   43,763           42,275
Accumulated deficit                           (47,015)         (43,110)
                                             --------         --------
     Total stockholders' equity                 5,692            2,097
                                             --------         --------

Total                                        $ 10,813         $  7,401
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

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three months ended               Nine months ended
   (In thousands, except                         March  31,                      March  31,
    per share amounts)                           ----------                      ----------
                                            1997           1996             1997             1996
                                          -------         -------         --------         --------
                                                 (unaudited)                     (unaudited)
Revenues:
     Software                             $ 1,864         $   675         $  4,301         $ 2,186
     Contract services                      1,126             550            3,202           4,065
     Other services                           394             438            1,147           2,176
                                          -------         -------         --------         --------
     Total revenues                         3,384           1,663            8,650           8,427
                                          -------         -------         --------         -------

Costs and expenses:
     Cost of revenues:
        Software                              277             162              844             766
        Contract services                     552             572            1,824           2,102
        Other services                        140             105              419             433
     Research and development                 993             905            2,639           2,635
     Marketing, general, and
        administrative                      1,727           1,313            4,824           4,701
     Corporate restructuring costs             --              --               --             414
                                          -------         -------         --------         -------
     Total costs and expenses               3,689           3,057           10,550          11,051
                                          -------         -------         --------         -------


Loss from operations                         (305)         (1,394)          (1,900)         (2,624)

Other income (expense), net                   (42)             42              (35)             95
                                          -------         -------         --------         -------

Loss before provision
     for income taxes                        (347)         (1,352)          (1,935)         (2,529)

Provision for income taxes                     36              33               97              49
                                          -------         -------         --------         -------

Net loss                                     (383)         (1,385)          (2,032)         (2,578)

Preferred Dividend Requirement:
     Series A and Series B                    (59)             --             (148)             --
     Embedded Dividend (Note 8)            (1,720)             --           (1,720)             --
                                          -------         -------         --------         -------

Loss applicable to
     common stockholders                  $(2,162)        $(1,385)        $ (3,900)        $(2,578)
                                          =======         =======         ========         =======

Net loss per common share                 $ (0.17)        $ (0.11)        $  (0.31)        $ (0.21)
                                          =======         =======         ========         =======

Weighted average common
     shares outstanding                    12,809          12,213           12,546          12,178
                                          =======         =======         ========         =======


See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Nine months ended
Increase (decrease) in cash and                                       March 31,
cash equivalents (in thousands)                                ---------
                                                                 1997          1996
                                                                 ----          ----
                                                                     (unaudited)

Cash flows from operating activities:
     Net loss                                                  $(2,032)      $(2,578)
     Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
     Depreciation & amortization                                   409           511
     Issue costs for preferred stock and warrants                  (39)           --
     Issuance of common stock in lieu of interest payment          119            --
     Changes in assets and liabilities:
         Accounts receivable                                    (1,062)        3,276
         Other current assets                                       32           (83)
         Other assets                                                4           109
         Accounts payable                                          (90)         (155)
         Accrued compensation                                       44          (333)
         Other current liabilities                                (155)            2
         Deferred revenues                                          18          (644)
                                                               -------       -------
     Net cash provided by (used in) operating activities        (2,752)          105
                                                               -------       -------

Cash flows from investing activities:
     Property and equipment purchases                             (287)         (181)
     Capitalization of software development                        (91)         (100)
     Maturities of short-term investments                          982            --
                                                                             -------
Net cash provided by (used in) investing activities                604          (281)
                                                               -------       -------

Cash flows from financing activities -
     Cash collected from sale of preferred stock                 5,000            --
     Cash collected from sale of common stock                      548           138
                                                               -------       -------
Net cash provided by financing activities                        5,548           138
                                                               -------       -------

Increase (decrease) in cash and cash equivalents                 3,400           (38)
Cash and cash equivalents, beginning of period                   3,142         2,493
                                                               -------       -------

Cash and cash equivalents, end of period                       $ 6,542       $ 2,455
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

2. NET LOSS PER COMMON SHARE. Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding. Common stock equivalents are excluded as their effect would be antidilutive. For the three and nine month periods ended March 31, 1997, preferred dividends, including the difference, at the date of issuance, between the market value of the Company's common stock and conversion price of the Company's Series B Convertible Preferred Stock (See Note 8), are added to net loss to arrive at net loss applicable to common stockholders.

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

        The Company has determined that its previously reported operating results and balance sheet data for the three-month and nine-month periods ended March 31, 1997 require adjustment. Revisions to these periods have been made to reflect Securities and Exchange Commission guidance relating to convertible securities with a conversion feature at a discount to market. The accompanying financial statements reflect a non-cash dividend of $1,720,000. Previously reported net loss per share has been increased by $0.14 to $0.17 and $0.31 per common share for the three months and nine months ended March 31, 1997, respectively.

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

The geographic breakdown of revenue is as follows:

                               Three months ended    %           Nine months ended          %
(In thousands)                      March 31,      Change             March 31,           Change
                                    ---------      ------             ---------           ------
                                1997        1996                    1997        1996
                                ----        ----                    ----        ----
North America                  $2,322      $  867       168%       $5,610      $5,960       (6%)
Europe                            759         398        91%        1,962       1,287       52%
Pacific Rim/Latin America         303         398       (24%)       1,078       1,180       (9%)
                               ------      ------       ----       ------      ------       ---
     Total revenue$             3,384      $1,663       103%       $8,650      $8,427        3%

The geographic revenue as a percentage of revenue is as follows:

                       Three months ended  Nine months ended
                            March 31,         March 31,
                            ---------         ---------
                          1997     1996     1997     1996
                          ----     ----     ----     ----
North America              69%      52%      65%      71%
Europe                     22%      24%      23%      15%
Pacific/Latin America       9%      24%      12%      14%

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

a)      Exhibits

                10.RR* - Series B Preferred Stock Purchase Agreement.

                11.1 - Statement Regarding Computation of Net Loss Per Share.

                27 - Financial Data Schedule.

b)      Reports on Form 8-K

                No reports have been filed for the quarter ended March 31, 1997.



*previously filed

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


                                INTELLICORP, INC.


                                /s/ KENNETH A. CZAJA
                                ----------------------
                                Kenneth A. Czaja
                                Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit                                                           Sequentially
No.                Description                                    Numbered Page
-------            ---------------------------                    -------------

10.RR*             Series B Preferred Stock
                   Purchase Agreement

11.1               Statement Regarding
                   Computation of Net Loss Per
                   Share

27                 Financial Data Schedule





*previously filed