Form 10KSB
period 1997-06-30
INTELLICORP INC
filed 1997-09-29
CIK 730169

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
[X]             Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934 [Fee Required]

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 [No Fee Required]

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

                        Telephone number: (650) 965-5500

        Securities registered pursuant to Section 12(b) of the Act: NONE
                       Securities registered pursuant to
                            Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______

         Registrant's revenues for its most recent fiscal year: $12,686,000.

         The aggregate market value of the voting stock held by nonaffiliates on September 5, 1997 computed by reference to the closing price as of that date was $48,450,774.(1)

         As of August 29, 1997, 12,998,776 shares of registrant's Common Stock, par value $.001 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                                   Incorporated
Document                                                          in Form 10-KSB
--------                                                          --------------

         Definitive Proxy Statement to be filed with the             Part III
Securities and Exchange Commission on or prior to October 28, 1997 and to be used in connection with the Annual Meeting of Stockholders to be held December 8, 1997.



--------------
(1) Excludes 3,185,961 shares held by directors, officers and 10% stockholders of registrant.

PART I

Item 1.     Business.

         General. The Company develops, markets and supports live business modeling products for implementing, configuring and integrating packaged applications, and for continuously engineering the enterprise. IntelliCorp has used its expertise in business process modeling, object technology and knowledge-based systems to create products and services for organizations to gain greater benefit from their purchased packaged applications.

         IntelliCorp has developed its initial business in the packaged applications market by targeting the SAP R/3 market segment. The strategy is to build a strong development partnership with SAP AG ("SAP"), a leading supplier of enterprise business software, so that the products that are created by IntelliCorp are best able to deliver the necessary functionality to SAP's customers. Since the SAP R/3 system is installed by consultants, called Implementation Partners, who also have requirements for business process software tools, IntelliCorp has also focused on working with these Implementation Partners to satisfy their tools requirements and gain their support for including the IntelliCorp products into their implementation methodology.

         Using the ModelWorks(TM) product family - LiveModel(TM) and LiveAnalyst(TM), expert LiveDesign(TM) consulting services, and the GoLive(TM) support program, IntelliCorp delivers solutions for enterprise framework management. LiveModel is a business process modeling tool based upon the Microsoft Windows(TM) architecture and focused on the SAP(TM) R/3(TM) system. LiveAnalyst is a business process optimization tool that is tightly coupled with LiveModel, and enables SAP R/3 implementation teams to model the complete environment for specific business operations and to simulate these operations to identify opportunities for improvement and organizational change. LiveAnalyst was first sold in June 1997 after IntelliCorp contracted with PROUBIS, a German consulting and software company, to distribute a private-labeled version of their business process reengineering software product (Bonapart), as IntelliCorp's LiveAnalyst product.

         IntelliCorp's software development tools, which represent a decreasing percentage of the Company's business, include PowerModel(R), Kappa-PC(R) and KEE(R). PowerModel is an object-oriented development and delivery environment for UNIX/X-Motif and MS-Windows client-server applications; Kappa-PC provides similar capabilities for PCs running DOS/MS-Windows. A number of these products can be connected to databases and software applications on mainframe, UNIX and PC platforms, and offer organizations the ability to translate business model definitions and needs into cost-effective software applications.

        IntelliCorp believes that increased acceptance of its software products depends in large part on the adoption of these products by consulting firms who assist their customers in implementing complex systems such as SAP's R/3 system, and the successful use of LiveModel and LiveAnalyst in actual SAP R/3 implementations. To stimulate and support the development of such customer applications and adoption of these tools, IntelliCorp provides training, support and consulting services through, for example, the LiveDesign(TM) and GoLive(TM) programs.

         IntelliCorp markets its products directly and through independent software vendors ("ISVs"), value-added resellers ("VARs"), representatives and distributors. Its customers are primarily large corporations and consulting firms.

         For the last year, the Company focused on the SAP market and promoted
LiveModel: SAP R/3 Edition at three SAPPHIRE User Conferences, one each in Europe, Japan and the United States. The Company has continued to grow its relationship with SAP which has included a Licensing and Distribution Agreement to package the R/3 Reference Model with the Company's products and a Joint Development Agreement for future technical investment by both parties. In addition, SAP purchased 1,736,263 shares of IntelliCorp common stock from Informix in August 1996, signaling the strategic position that IntelliCorp plays in SAP's business engineering initiative. Most recently, the Company entered into a License and Development Agreement with SAP AG, in August 1997. Under this agreement, SAP has licensed viewing and configuration technology being developed under the agreement for SAP by IntelliCorp. SAP has also purchased a site license of the Company's product, LiveModel: SAP R/3 Edition, for its internal use, and, for a royalty fee, SAP will sell the product off their price list through their sales force upon the general availability release of its Busineer Engineer 4.0 product which is currently scheduled for the beginning of calendar 1998. LiveModel: SAP R/3 Edition will also continue to be marketed and sold by IntelliCorp through its direct sales force and distribution channels. See "Dependence on SAP" under the Risk Factors section of this report for additional information and risks related to the SAP agreement.

         The revenues from LiveModel: SAP R/3 Edition and related consulting and support services are expected to provide an increasing portion of the Company's revenue base. Revenues for LiveModel products and related services in the SAP market comprised 75% of the revenues for fiscal year 1997 as compared to 13% for fiscal year 1996.

         Technology Base. IntelliCorp's products derive from several important software technologies including: object-oriented programming, client/server architecture, and modeling and encapsulating technology.

         The current approach used in SAP R/3 implementations relies on substantial knowledge and experience of the implementation team. Based on the R/3 Reference Model (a business "blueprint" of the R/3 software) those business processes that are not relevant in a specific implementation context need to be identified and pruned, remaining processes adapted where necessary, and new processes added also as appropriate. The result is an implementation specific model that defines the scope for the customization activities necessary to configure the R/3 software to implement those business processes. LiveModel: SAP R/3 Edition is a business process modeling tool, tailored to support the SAP R/3 implementation process using the SAP R/3 Reference Model and the other elements of SAP's Business Engineer. It provides a mechanism for SAP R/3 implementation team members to review the SAP Reference Model, revise the model, and validate changes prior to actual R/3 code configuration. It accelerates R/3 implementations by enabling users to better understand the R/3 system and to better articulate their business requirements. In version 1.2 released in fiscal year 1997, IntelliCorp created a tool that allowed a company to model their business practices - how the company does business - to describe their behavior and predict change. This is done through model animation, recording of design decisions and links to live R/3 transactions, features that provide the benefits required by companies undergoing enterprise resource planning and change.

         LiveModel: SAP R/3 Edition is a multi-user software tool based on a flexible 3-tier Microsoft OLE 2.0 compliant, component based architecture, consisting of distinct ViewServer, ModelServer and DataServer layers.

         The ViewServer layer consists of executable files that implement the presentation of models, i.e. diagrams, browsers, report writers, and provide the general user interfaces. They can act as servers for OLE container applications, Web Browsers, or OLE Automation clients.

         The DataServer layer provides the storage management of the model data.
LiveModel: SAP R/3 Edition includes a multi-user or stand-alone repository, that is implemented on top of the Poet object oriented database. The R/3 Business Model Repository is another example of a DataServer in this architecture.

         ModelServers act as adapters between ViewServers and DataServers. They provide the semantic model information to the ViewServers, via OLE/COM interfaces that expose a specific meta-model as object model independent of the representation used in the DataServer.

         LiveModel: SAP R/3 Edition is developed on Microsoft Windows NT using Microsoft tools such as MS C++, MS VisualBasic, Microsoft Foundation Class (MFC) library, MS Java++, and MS Developer Studio.

         LiveModel version 2.0 is being used by SAP to create the new R/3 version 4.0 Reference Model. This release, scheduled for general availability in September 1997, contains all of the functionality of version 1.2 plus the additional features needed to reduce the risk of implementation cost and schedule overruns. These features include redlining, viewing filters and the ability to create and modify R/3 variants.

         Early in calendar 1997, SAP announced release 4.0 of SAP's R/3 system. This new release is to be the beginning of model-driven configuration of the R/3 system. It includes the tools necessary to quickly describe a company's business processes and ensure that all the processes are implementable. To accomplish this goal, SAP partnered with IntelliCorp to utilize the Company's expertise in knowledge-based systems and objects. For the past 16 months, IntelliCorp has been developing viewing and configuration technology for SAP, on a contract basis. SAP has agreed to license this technology (which will be owned by IntelliCorp) for the purpose of embedding it into their R/3 Business Engineer release 4.0, which is scheduled to be available by the beginning of calendar 1998.

         In April 1996, IntelliCorp commercially released the PowerModel system, version 3.2, one of the Company's key software development tools based on the C programming language, the UNIX operating system and the X Windows interface. This product was initially introduced in 1990. PowerModel is aimed at corporate and independent software vendor developers. These individuals are generally trained as professional programmers and are familiar with more complex technical issues. PowerModel 3.2 has many features including: portability across UNIX and MS Windows platforms, new interface building tools, and C++ interoperability.

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

         Core technologies in PowerModel/LiveModel aid a programmer's effort to translate business problems into software solutions. These technologies are: object-oriented programming, the ProTalk(TM) pattern matching and query language for objects, an end-user interface toolkit for constructing graphic and form-based clients, the ActiveRelations(TM) package to manage constraints and propagate values over objects (i.e., a spreadsheet for objects), and links to other software applications.

         The Kappa-PC product is based on the C programming language. Kappa-PC features object-oriented programming, active graphics, compact code size, and links to other software applications, spreadsheets and databases. Kappa-PC can be used by customers on industry-standard PCs, and is aimed at the PC developer building single user departmental applications.

         Finally, IntelliCorp continues to market the Lisp-based KEE (Knowledge Engineering Environment) system (originally introduced in August 1983) for complex AI and expert system applications. The KEE system, version 4.1, released in May 1993, is available on HP 9000 Series 700 and 800 workstations, the Sun SPARCstation and IBM RS6000 workstation. KEE 4.1 provides support for the X Windows interface, a color capability and an enhanced development environment. The KEE system is typically used for complex applications, enabling users to develop their own knowledge-based systems for a broad range of commercial and scientific applications.

         Customer Service and Support. To help customers become more productive using the LiveModel: SAP R/3 Edition tools, IntelliCorp offers a support package to its customers that include program maintenance and updates (including new SAP R/3 Reference Models), documentation, training in the use of its software, on-site consultation and application support via telephone, fax, email or world wide web. IntelliCorp offers extensive support materials on its world wide web site located at http://www.intellicorp.com.

         To stimulate and support customer applications using the Company's products, IntelliCorp offers a support package to its customers that includes program maintenance and updates, documentation, training, on-site consultation and application support.

         Consulting and Training Services. The Company also offers various consulting and training services to its customers on a contract basis. For its SAP customers, IntelliCorp offers programs such as Model Capture(TM) and Live Design services. These programs enhance the benefit customers derive from the use of the Company's modeling tools. IntelliCorp also develops configure-to-order systems, primarily for its SAP customers, on a contract basis.

         In addition, IntelliCorp offers knowledge-based systems consulting to customers of its software development tools. Finally, the Company offers custom development services to its key business partners.

         Marketing and Sales. IntelliCorp's marketing strategy utilizes multiple channels to reach the marketplace. These include direct licensing to major accounts (both by corporate headquarters personnel and through regional offices), as well as the development and support of ISVs, VARs, distributors and representatives with whom the Company has cooperative marketing agreements. The Company works closely with consulting firms and system integrators to provide packaged solutions to it's customers. The Company has traditionally focused on the telecommunications, manufacturing, financial, utilities, transportation and government industries, and is expanding into those industries implementing SAP software.

         In June 1996 IntelliCorp entered into an agreement with Deloitte & Touche Consulting Group/ICS ("ICS") under which ICS will use LiveModel: SAP R/3 Edition to help customers make better business engineering decisions and accelerate SAP implementations. Since that time, four of the Big Six accounting firms have adopted IntelliCorp's products as have IBM and other major SAP Implementation Partners.

         IntelliCorp has sales offices in Mountain View, Atlanta, Chicago, Dallas, the Washington D.C. area, London and Munich. Its sales force uses direct mail, telephone and personal contact marketing to identify potential customers, with an emphasis on major corporate accounts. The Company also relies on customer referrals from SAP Implementation Partners. In addition, the Company's sales and marketing efforts include a combination of exhibits and demonstrations at trade shows and presentations at seminars.

         Order backlog is not significant because IntelliCorp's practice is to deliver its products promptly after the receipt of an order.

         Distribution. IntelliCorp has entered into agreements pursuant to which distributors and resellers in many European countries, South Africa, and in the Asia Pacific region have been granted rights to market and sublicense IntelliCorp's products in their respective countries and certain other territories.

         Competition. The Company believes that its ability to compete depends on factors both within and outside its control, including the timing and success of new products developed by the Company and its competitors; product performance and price, distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors.

         Another factor in the success of LiveModel: SAP R/3 Edition is the Company's relationship with SAP. Continued growth of this relationship would help ensure the Company's success in the SAP R/3 market. As SAP moves towards model-based configuration, SAP will provide an application programming interface ("API") for existing and potential competitors to access the models, thereby ensuring that there is competition.

         Competitors in the SAP business modeling marketplace include IDS Scheer with the ARIS product line, and Visio with the Visio Business Modeler. Other competitors are expected to enter this business modeling marketplace. In addition, SAP offers the Business Engineer with a subset of the capabilities of the IntelliCorp products for version 3.1 and earlier of the R/3 system.

         See the "Risk Factors" section of this report for additional information related to competition.

         Product Research and Development. To date, substantially all of the Company's research and development has been done in-house. IntelliCorp expects that most of its software products will continue to be developed internally, although it may on occasion outsource certain projects or acquire ownership of, or rights to market, existing technology.

         An agreement with Poet Software Corporation, completed in December 1995, grants rights to IntelliCorp to license and deliver the Poet Object-Oriented Database for use with LiveModel: SAP R/3 Edition and derivative products. IntelliCorp resells the Poet Database as part of its ModelStore product in both single user (Client) and multiuser (Server) configurations.

         In April 1996, IntelliCorp announced the signing of two Agreements with SAP - a licensing/distribution agreement to package the R/3 Reference Model with the Company's products and a joint development agreement which includes a formal commitment of resources on behalf of both parties to explore the utility of IntelliCorp's technology within the content of the SAP R/3 system. In August 1997, the Company announced the signing of another License and Development agreement with SAP. See "Dependence on SAP" under the "Risk Factors" section of this report for additional information on this agreement.

         IntelliCorp will continue to provide paid-for support for the following products: KEE, Kappa-PC, and PowerModel (Kappa), LiveModel: SAP R/3 Edition, and LiveAnalyst.

         The Company expensed $3,771,000, $3,539,000 and $4,210,000 on research and development during the fiscal years ended June 30, 1997, 1996 and 1995, respectively. In 1997 and 1996, an additional $91,000 and $295,000, respectively, of product development costs were capitalized in accordance with Statement of Financial

Accounting Standards No. 86 (none in 1995), resulting in total expenditures on product development for fiscal 1997 and 1996 of $3,862,000 and $3,834,000, respectively.

         Product Protection. IntelliCorp regards its software as proprietary and attempts to protect it by relying upon copyrights, trade secret and patent laws and contractual nondisclosure safeguards as well as restrictions on transferability that are incorporated into its software license agreements. IntelliCorp licenses its software products (in object or binary form) to customers rather than transferring title. In spite of these precautions, it may be possible for competitors or users to copy aspects of IntelliCorp's products or to obtain information which the Company regards as trade secrets without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. IntelliCorp has not required end-users of LiveModel:
SAP R/3 Edition and derivative products, LiveAnalyst and Kappa PC to sign license agreements. Instead, the license agreement for these products is included in the product packaging, and the packaging explains that by installing and executing the product the user is agreeing to the terms of the license agreement. It is uncertain whether "shrink-wrap" license agreements of this type are legally enforceable.

         IntelliCorp currently has four patents on its technology, and has a fifth patent application in process. See "Proprietary Information" under the "Risk Factors" section of this report for additional information related to patents.

         In view of the rapid rate of technological change in the areas in which the Company does business and the uncertainty of the scope of the protection afforded by copyright and patent laws, IntelliCorp does not believe that copyrights or patents will be of major competitive advantage to it. Rather, IntelliCorp believes that it must rely primarily on the technical competence and creative ability of its personnel to improve and update its software products and create additional products in order to be successful.

         Employees. As of June 30, 1997, the Company employed 87 people, many of whom hold advanced degrees. IntelliCorp's development engineers come from a variety of commercial and research backgrounds. IntelliCorp believes that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. None of IntelliCorp's employees are covered by a collective bargaining agreement, and the Company believes that its relations with its employees are good. The Company maintains competitive compensation, benefits and equity participation programs. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to attract and retain qualified personnel in the future.


RISK FACTORS

         The information about the Company included or incorporated by reference herein contains forward looking statements that involve risks and uncertainties, including the risks detailed below.

         Need for Acceptance of Modeling Technology and Company Products. The market for the Company's products is new and evolving, and its growth depends upon broader market acceptance of modeling technology, including object-oriented technology. Modeling technologies represent fundamental shifts in analysis, design and programming methodologies. They require substantial investment in the retraining of programmers and business analysis, which can be expensive and can reduce the productivity of programmers and analysts during the training period. As a result, there can be no assurance that organizations will choose to make the investment required to use modeling techniques in planning their operations and for the enhancement of their businesses or their clients' businesses.

         Even if modeling technology gains broader market acceptance, there can be no assurance that the Company's ModelWorks and software development tools will be accepted for implementation of object-oriented and modeling technology. The ModelWorks products, in particular, are relatively new products with limited market acceptance. In the case of the product market for LiveModel: SAP R/3 Edition, it is unclear if this product's modeling approach will be accepted as a solution to customers' SAP implementation problems, or if the product will be used by customers who have previously installed SAP's R/3 software. In addition, even if these products gain broader market acceptance, a number of other vendors offer competing products. There are also a number of other approaches to business and application modeling. See "Competition" below.

         The Company has refocused its efforts on the SAP market and, in June 1996, LiveModel: SAP R/3 Edition was commercially released to address the need for a modeling tool to assist companies who are implementing SAP's R/3 system. As a result of refocusing a substantial portion of the Company's business on the SAP market, increased acceptance of the Company's software products will depend on continued market acceptance of SAP's R/3 system. In addition, sales of the Company's SAP R/3 based products will depend on the acceptance and use by consulting firms and others who assist their customers to implement the complex R/3 system. There can be no assurance that the Company will be successful in achieving and sustaining partnerships with third party packaged system vendors or with strategic consulting firms. SAP has formed strategic alliances with other companies to develop R/3 modeling/implementation software packages and SAP itself offers products that include a subset of the capabilities of IntelliCorp's products. While the Company believes that LiveModel: SAP R/3 Edition offers advantages over competing products in this market, there can be no assurance that the Company will be successful in refocusing its business in the SAP R/3 market or that the Company's products will successfully compete with others in this market.

         The Company's fiscal 1998 sales forecast anticipates a predominant portion of revenues to be derived from sales of and consulting and support services related to LiveModel: SAP R/3 Edition. Factors which could impact the level of revenues generated from LiveModel: SAP R/3 Edition include, but are not limited to, the timing and level of market acceptance of this product, the timing of market introduction of competing products, the success of providing consulting services and the success of sales efforts with strategic partners. There can be no assurance, however, that the actual sales will not differ materially from the sales forecast in the near term.

         The Company has attempted to re-focus its PowerModel business on various markets. However, there can be no assurance that customers will accept the Company's product solutions, that the Company will have the necessary expertise for this market, or that the Company will obtain the right business partnerships. In fact, the revenue related to the PowerModel business has declined in fiscal 1997 compared to the prior year.

         IntelliCorp introduced a new product, LiveAnalyst, in June 1997. There can be no guarantee that there is a significant customer demand for this product, and if there is, that IntelliCorp can successfully market and support the product.

         Rapid Technological Change; Product Development. The market for the Company's products is characterized by ongoing technological developments, evolving industry standards, rapid changes in customer requirements and increasing customer demands. As a result, the Company's success depends upon its ability to continue to enhance its existing products, develop and introduce in a timely manner new products that take advantage of technological advances, and respond to new customer requirements and demands. To the extent one or more of the Company's competitors introduce products that fully address customer requirements, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products incorporating new technology on a timely basis, or that its new products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products, or enhancements to existing products, in a timely manner- in response to changing market conditions or customer requirements or demands, the Company's business and results of operations will be materially and adversely affected. PowerModel is currently available for use on the UNIX operating system. UNIX enjoys relatively limited market acceptance at present and there can be no assurance that market acceptance for UNIX will expand or will not decrease. Additionally, sales of existing products on UNIX have declined substantially and there can be no assurance that future sales of these products will not continue to decline.

         With the introduction of LiveModel: SAP R/3 Edition, the Company has shifted its emphasis from UNIX systems to Windows and other Microsoft operating systems. There can be no assurance that this shift from UNIX to Windows will continue to be successful.

         The Company also relies on licenses from third parties, such as POET and SAP, for some of its technology and product functionality. There can be no assurance that these licensed technologies will be maintained and/or enhanced by their owners such that they can continue to provide the necessary functionality for IntelliCorp's products.

         Although the Company has a number of ongoing development projects, there can be no assurance that the development of these products will be completed successfully or on time, that the projects will include the features required to achieve market acceptance, or that enhancements to the product will keep pace with broadening market requirements. From time to time the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements by the Company or its competitors of currently planned or other new products will not cause customers to defer purchasing existing Company products. The Company has in the past experienced delays in software development, and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's results of operations. Software products as complex as those offered by the Company may contain undetected errors when first introduced or as new versions are released. There can be no assurance that errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. The Company maintains no insurance for this risk.

         IntelliCorp may consider, from time to time, purchasing technology from third parties. However, there is no assurance that the Company can do this successfully or that, if the Company does acquire new technology, there is no assurance that it will not have an adverse impact on the operating results of the Company as a result of the acquisition of this technology.

         Dependence Upon SAP. IntelliCorp entered into a software license and development agreement with SAP in August 1997. Under this agreement, which includes an extension of the previous development agreement between the companies, SAP has contracted for IntelliCorp to develop viewing and configuration technology to embed into SAP's Business Engineer software. This new agreement also provides a license to SAP for this viewing and configuration technology. SAP is planning to provide this technology to their customers beginning with their Business Engineer 4.0 release scheduled for general availability in early 1998. In addition, while LiveModel: SAP R/3 Edition will continue to be sold by IntelliCorp through its direct sales and distribution channels, beginning with the Business Engineer 4.0 release, SAP will begin selling the Company's LiveModel: SAP R/3 Edition from their price list through the SAP sales force, for which sales SAP will pay IntelliCorp a royalty. There can be no assurance that these actions will not affect IntelliCorp's own product sales and have a negative effect on the Company's future revenue stream. Finally, the agreement gives SAP certain future options to license components in addition to the viewing and configuration technology from IntelliCorp for a price to be negotiated. Again, there can be no assurance that, if SAP elected the option, that there would not be an additional unfavorable impact on the Company's own future product sales, or that IntelliCorp will be able to develop and market alternative products successfully in time to replace any potential lost revenues.

         In addition, some of the revenues from this license and development agreement with SAP will be one-time in nature, including a site license by SAP of the Company's LiveModel product and the licensing of the viewing and configuration technology. These one-time revenues will be spread over a few quarters and not necessarily on an even basis. There is no guarantee that IntelliCorp will be able to replace this revenue with other customer revenues after these one-time revenues from the agreement with SAP are recognized. In addition, there can be no assurance that SAP will continue their relationship with IntelliCorp. Termination of the SAP arrangement with IntelliCorp could have a material adverse effect on the Company's financial results.

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

         The market for IntelliCorp's software products has been intensely competitive and characterized by rapid change and frequent introduction of new products. The important competitive factors in the industry are acceptance of the LiveModel: SAP R/3 product by the SAP implementation partners, continued close relationship with SAP itself, product sophistication, features, reliability, price/performance characteristics, ease of understanding and operating the software, integration with conventional computing environments and the internet. There can be no assurance that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors and by new companies entering the market.

         The Company's advantage continues to be its close relationship with the SAP business engineering development organization, and continued growth of this relationship is necessary to insure the Company's success in the SAP R/3 market. This relationship is always at risk based upon the ability of the Company to perform the development work desired by SAP and the alternatives available to SAP.

         The Company is at risk for encroachment into the value provided by
LiveModel: SAP R/3 Edition by SAP's continued improvement to the Business Engineer. As new facilities are added to this freely provided component of the SAP R/3 implementation toolset, there is no guarantee that the value of the facilities in LiveModel will not be jeopardized. The Company must continue to enhance the facilities in LiveModel and/or introduce new products that build upon the Business Engineer to retain and grow its revenues.

         SAP also provides an environment that fosters competition to LiveModel through a published API to the models in their repository. Existing competitors such as IDS Scheer and Visio already have access to these API's, and other modeling tool companies may be interested in entering this market by using API's and their existing or planned products to offer valuable business process modeling capabilities to their customers.

         The major competitors in the SAP business modeling marketplace are IDS Scheer with the ARIS product line which offers broad BPR capabilities, and Visio with the Visio Business Modeler which offers very low cost viewing and editing capabilities. Other competitors are expected to enter this business modeling marketplace. In addition, SAP offers the Business Engineer with a subset of the capabilities of the IntelliCorp products for version 3.1 and earlier of the R/3 system.

         The PowerModel business continues to decline primarily due to the declining market for internal application development and the focus for new application development is on Windows and Java applications. Since neither of these application delivery platforms are the primary development environment for PowerModel, PowerModel is susceptible to competition from many sources. The major market has been the existing customer base where the value of PowerModel facilities are appreciated, and the applications built with PowerModel continue to need support.

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

         Dependence on Key Personnel. The Company is dependent upon a limited number of key management, technical and sales personnel, the loss of whom would adversely affect the Company's business. In addition, in the future, the Company may need to augment or replace existing key management, technical, or sales personnel in order to maintain or increase its business. Because of the complexity and breadth of the Company's product line in certain technical areas, the Company may have only a single employee with appropriate expertise. The loss of any such employee can have the effect of slowing down or halting development with respect to a product until the Company is able to locate and hire another technical person with the requisite expertise. In addition, certain management, technical and support personnel are relatively new to the Company, and the Company's success in the future will depend in part on successful assimilation of new personnel. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. The ability to recruit, on a timely basis, appropriate personnel to staff the various development efforts will be a key factor in the success of those projects. If the Company cannot recruit the appropriate personnel and must hire outside consultants to perform the work, the contract margins may be adversely affected. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. It is particularly difficult to hire personnel with SAP expertise. Loss of key personnel or inability to hire and retain qualified personnel could have a material adverse effect on the Company's business and results of operations. Recently, and from time to time in the past, the Company has experienced significant turnover in its sales force. There can be no assurance that the Company will be able to reduce this periodic turnover in its sales force and, as a result, the Company may lose sales opportunities, market share or customers.

         Customers in the modeling technology market require tools that can operate on many different hardware platforms and with many different operating systems, tools, databases, systems and devices.

Because of the broad range of features and functions required of the Company's products, their development, maintenance and use is extremely complex and requires the Company to have technical personnel with a breadth of expertise. Highly qualified and specialized personnel for sales, customer training, customer support and on-site consulting are required. These personnel requirements are very difficult for the Company to manage and maintain because of its limited financial resources. There can be no assurance that the Company will have the necessary personnel to develop and commercialize its products successfully, or to port these products to the necessary hardware platforms and operating systems.

         Dependence on Lower Margin Service Revenues. A significant amount of the Company's revenues has been derived from contract and other services. The operating margins from revenues for such services are substantially lower than the operating margins from revenues for the Company's software products. This disparity is principally due to the low cost of materials, royalties, and other costs of the Company's software products, as compared to the relatively high personnel costs (including the higher cost of using outside consultants) incurred in providing consulting services. In addition, as the proportion of contract and other service revenues increases, the overall margins will decrease accordingly. As a result of the Company's reliance on contract and other revenues, the Company's overall operating margins may be lower than those for software companies that do not derive such a significant percentage of revenues from contract and other services. In addition, the Company's operating margins have in the past and may in the future vary significantly as a result of changes in the proportion of revenues attributable to products and services.

         Lack of Profitability, Potential Future Losses. Over the last five years, the Company has experienced aggregate consolidated net losses of over $17,000,000, including a net loss of $1,884,000 for the year ended June 30, 1997 and a net loss of $4,499,000 for the year ended June 30, 1996. The Company may also have losses in future years. There can be no assurance that the Company will attain and maintain profitability.

         Working capital at June 30, 1997 was $6,838,000 as compared to $2,851,000 at June 30, 1996. Management's financial plans for fiscal year 1998 anticipate sufficient revenues so as not to require additional capital resources. However, the Company may, from time to time, need to raise additional capital through debt or equity financing and there can be no assurance that such financing will be available to the Company. If revenues for fiscal year 1998 do not meet management's expectations, and additional financing is not available, management has the ability and intent to reduce certain expenditures to lower the Company's cost base, if required. As a result of these factors, the Company believes its cash and cash equivalents at June 30, 1997 and expected cash generated from operations will be sufficient to fund operations during fiscal 1998.

         To allow its Common Stock to remain listed for trading on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market (Nasdaq), the Company is required to maintain a minimum capital and surplus. In the past, the Company's capital and surplus have fallen below the Nasdaq minimum. This failure to maintain the minimum capital and surplus required the Company to exchange debt for preferred stock and to issue additional equity securities in fiscal 1997 and fiscal 1996. Significant additional losses could adversely affect the Company's ability to maintain the required minimum capital and surplus in the future. Should the Company's Common Stock be delisted from the Nasdaq Stock Market, the trading market for the Common Stock may be adversely affected.

         Potential Fluctuations in Quarterly Operating Results. The Company's quarterly revenues and operating results have in the past, and may in the future, vary significantly due to such factors as the timing of new product introductions, changes in pricing policies by the Company and its competitors, market acceptance of new products, and enhanced versions of existing products, the information systems department budgets of its customers, and the length of sales cycles. Although a significant portion of the Company's revenues in each quarter result from orders received in that quarter, the majority of the Company's expense levels are fixed, based on expectations of future revenues. In addition, a substantial amount of the Company's quarterly revenues have typically been recorded in the third month of the fiscal quarter with a concentration of such revenues in the last half of the month. The timing of the closing of large license agreements increases the risk of quarter to quarter fluctuations. As a result, if revenues are not realized as expected, the Company's operating results will be materially adversely affected. Accordingly, it is likely that the Company would experience disproportionate declines in its operating results if revenues were to decline. In addition, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be adversely affected.

         Concentrated Product Line. The Company currently derives substantially all of its revenue from LiveModel: SAP R/3 Edition and PowerModel and related products and services and expects this concentration to continue for the foreseeable future. As a result, any factor adversely affecting the demand for, or pricing of, LiveModel and PowerModel and related products and services would have a material adverse effect on the Company's business and results of operations. In fact, the PowerModel and non-SAP LiveModel business has been declining over the past year, and the Company's reliance on LiveModel for SAP R/3 is increasing significantly. In addition, there can be no guarantee that the PowerModel and non-SAP LiveModel revenue will stop declining and/or grow again. The Company's future financial performance will depend significantly on the successful development and customer acceptance of new and enhanced versions of its products.

         Customer Concentration. For fiscal 1997, revenues from the sale of products and services to one related party accounted for 19% of total revenues. The level of revenues received from this customer may not continue in future periods. In addition, certain customers may account for a significant portion of net revenues in a particular quarter, which may lead to significant variations in quarterly results.

         Need for Channel Partners. In order for the Company to reach higher levels of revenue and sustainable growth, the Company may require channel partners for the sale, distribution and co-marketing of its products. Such partners may include SAP, consulting firms, systems integrators, traditional software distributors or hardware or software companies with established distribution channels. The Company has an agreement with some global SAP Implementation Partners to promote or to utilize the Company's LiveModel: SAP R/3 Edition. These channel partners are instrumental in gaining acceptance of IntelliCorp's modeling tools both for their consulting methodology as well as by their customers for continuing operating requirements. The Company anticipates that a significant portion of fiscal year 1997 revenues will be generated through these arrangements and other similar arrangements or agreements with consulting firms and hardware companies. IntelliCorp also plans to sell its
LiveModel: SAP R/3 Edition through the SAP sales force. There can be no assurance that the Company will be able to achieve significant sales through its global implementation partner relationships or SAP or that the Company will be successful in establishing additional channel partner arrangements or that, if such relationships are established, they will prove to be commercially successful. In addition, there can be no assurance that the Company's partners will not utilize their relative size or financial strength to the disadvantage of the Company.

         Managing a Changing Business. Since its inception, the Company has experienced changes in its operations which have placed significant demands on the Company's administrative, operational and financial resources. Specifically, the Company needs to replace its aging accounting systems, and there can be no assurance that this will be accomplished in a timely and effective manner. The Company's future performance will depend in part on its ability to manage change, both in its domestic and international operations, and to adapt its operational and financial control systems as necessary to respond to changes in its business. The failure of the Company's management to effectively respond to and manage changing business conditions could have a material adverse effect on the Company's business and results of operations.

        International Operations. Approximately 36% of the Company's net revenues for the fiscal year ended June 30, 1997 and 31% of the Company's net revenues for the fiscal year ended June 30, 1996 were attributable to international sales. Substantially all international revenues to date have been derived from license revenues. The Company currently offers local language versions of its products. Although it does intend to offer additional localized product releases in the future, there can be no assurance that such releases will be successfully developed or, if developed, that they will achieve market acceptance. The Company faces certain risks as a result of international sales. First, staff levels have been reduced significantly as a result of the Company's restructuring in the fiscal 1996. Second, the results of the Company could be affected adversely by short-term fluctuations in currency exchange rates. Additionally, the Company's international operations may be affected by chances in demand resulting from long-term changes in interest and currency exchange rates. The Company is also subject to other risks associated with international operations, including tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies, which may on occasion be delayed or difficult to obtain, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, economic and political instability, restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business and results of operations. With the exception of limited patent protection in Canada, the Company has no patents protecting its products in foreign markets.

         Proprietary Information. IntelliCorp regards its software as proprietary and attempts to protect it by relying upon copyrights, trade secret and patent laws and contractual nondisclosure safeguards as well as restrictions on transferability that are incorporated into its software license agreements. IntelliCorp licenses its software products (in object or binary, form) to customers rather than transferring title. In spite of these precautions, it may be possible for competitors or users to copy aspects of IntelliCorp's products or to obtain information which the Company regards as trade secrets without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. IntelliCorp has licensed a number of products, including PowerModel, in source form (or human-readable form) to certain customers and third parties, both in the United States and internationally, for a variety of purposes, including porting to other platforms and globalization. This practice increases the possibility of misappropriation or other misuse of the Company's products. IntelliCorp has not required end-users of Kappa-PC (a PowerModel product), LiveModel: SAP R/3 Edition and LiveAnalyst to sign license agreements. Instead, the license agreement for these products is included in the product packaging, and the packaging explains that by opening the seal the user is agreeing to the terms of the license agreement. It is uncertain whether "Shrink-wrap" license agreements of this type are legally enforceable.

         lntelliCorp's first three patents, relating primarily to knowledge-based technology, were issued between June 1987 and May 1990. IntelliCorp's fourth patent with respect to certain technologies integrated in its PowerModel product was issued in May 1994. The Company filed an additional patent application in June 1994 relating to its Object Management Workbench LiveModel product. However, there can be no assurance that any further patents will be issued with respect to the Company's products, and existing patent and copyright laws afford only limited practical protection to IntelliCorp. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there exist several patents with claims that might extend to IntelliCorp's products, which, together with the growing use of patents to protect software, has increased the risk that third parties may assert infringement claims against IntelliCorp in the future. Any such claims, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all. The Company does not have insurance to cover the risk of infringement claims.

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

         Public Trading Market; Possible Volatility of Stock Price. The trading price of the Company's Common Stock is subject to wide fluctuations in response to variations in the actual or anticipated quarterly operating results of the Company, announcements of new products or technological innovations by the Company or its competitors, and general conditions in the industry. In addition, stock markets for securities of high technology companies have experienced extreme price and volume trading volatility in recent years. This volatility may have a substantial effect on the market prices of securities of many high technology companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

        In March 1997, the Company had a preferred stock offering for shares of its Series B Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock may, at the option of the Company, be exchanged for convertible promissory notes of the Company issued with the same terms as the Series B Preferred Stock (the "Notes"). The dividends on Series B Preferred Stock, or the interest on the Notes in the event of an exchange, may be payable in shares of Common Stock in lieu of cash for one year. The Series B Preferred Stock or the Notes, if issued, are convertible into Common Stock at the election of the holders. The Company has registered for resale the shares of Common Stock issuable with respect to the Series B Preferred Stock or the Notes, as well as the Common Stock expected to be issued in payment of dividends or interest with respect to the Series B Preferred Stock or Notes, as applicable. If all the shares reserved for these purposes were issued, it would significantly increase the number of shares outstanding. Sales or issuance of substantial amounts of the Company's Common Stock by the holders of the Series B Preferred Stock or others in the future could adversely affect the market price of the Company's Common Stock. Substantially all of the outstanding shares of the Company's Common Stock are eligible for sale in the public market. In addition, the holders of stock options could exercise their options and sell the vested shares in the public market.


Item 2.     Description of Property.

         The Company's executive offices are located at 1975 El Camino Real West, Mountain View, California. IntelliCorp leases approximately 34,000 square feet of office and computer space at this facility pursuant to a lease which extends through August 1998. This space is adequate to meet the Company's needs in the foreseeable future.

         IntelliCorp leases space for a sales office in the Chicago area and also leases its European sales offices in London and Munich.

Item 3.     Legal Proceedings.

         Management is not aware of any material legal proceedings to which the Company is a party or of which any of their properties are the subject.

Item 4.     Submission of Matters to Vote of Security Holders.

         Inapplicable.

PART II
Item 5.     Market for Common Equity and Related Stockholder Matters.

The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol: INAI. The following table sets forth the closing prices since July 1, 1995 for the common stock for the fiscal quarters indicated as reported by Nasdaq. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

         At June 30, 1997, there were approximately 566 registered stockholders of the Company's common stock. The Company has not paid any cash dividends on its common stock and does not plan to pay any dividends in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of many factors, including results of operations, capital requirements and general business conditions.

         Years ended June 30,             1997                1996
                                      High      Low      High       Low
          1st Fiscal Quarter         $3.63     $1.75     $3.25     $1.88
         2nd Fiscal Quarter           2.38      1.50      2.44      1.06
          3rd Fiscal Quarter          2.78      1.69      2.00      1.13
          4th Fiscal Quarter          3.13      1.88      4.00      1.38


     On March 19, 1997, the Company issued 5,000 shares of 8% convertible Series B preferred stock at $1,000 per share in a private placement to three investors. Each share is convertible into 500 shares of common stock, subject to adjustments, at $2,00 per share and carries 8% mandatory cumulative dividends. The dividends for the first year are payable at the Company's option in cash or common stock valued at 90% of the 20 day average bid price preceding the distribution due date. The cumulative dividends as of June 30, 1997 were approximately $114,000.

     In the event of any liquidation, dissolution or winding up of the Company, the holders of Series B preferred stock will be entitled to receive, junior to the rights of the holders of Series A preferred stock, in preference to the holders of common stock, an amount equal to $1,000 per share plus all accumulated and unpaid dividends on the Series B preferred stock. The total liquidation preference for Series B preferred stock would be approximately $5,114,000 at June 30, 1997. The Company has reserved 2,500,000 shares of common stock for issuance upon conversion of the Series B preferred stock and up to 248,000 shares of common stock for issuance in lieu of cash dividends. These shares were registered on July 30, 1997.

     When preferred stock is convertible to common stock at a conversion rate that is a discount from the market rate of the date of issuance, the discounted amount is an assured incremental yield, the "beneficial conversion feature," to the preferred stockholders and should be accounted for as an embedded dividend to preferred stockholders. As such, this dividend was recognized in the earnings per share calculation. Based on the conversion terms of the Series B preferred stock, an embedded dividend of $1,720,000 or $0.14 per share, was added to net loss in the calculation of loss per share.

     On December 30, 1996 the Company issued 307,692 shares of common stock to an existing stockholder at $1.625 per share in a private placement.

Selected Financial Data

  Years ended June 30,                                    1997         1996         1995         1994         1993
  (In thousands, except per share amounts)
Statement of Operations Data
Revenues                                                $ 12,686     $ 10,992     $ 17,357     $ 12,047     $ 10,279
--------------------------------------------------------------------------------------------------------------------
Loss from operations                                    $ (1,753)    $ (3,269)    $ (2,098)    $ (3,490)    $ (4,918)
Interest expense                                            (153)         (69)          --           --           --
Interest income and other, net                               161          109          203          107         146
--------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                $ (1,745)    $ (3,229)    $ (1,895)    $ (3,383)    $ (4,772)
Provision for income taxes                                   139          113          232         371            --
--------------------------------------------------------------------------------------------------------------------
Loss before extraordinary item                          $ (1,884)    $ (3,342)    $ (2,127)    $ (3,754)    $ (4,772)
Extraordinary item                                            --       (1,157)          --           --           --
--------------------------------------------------------------------------------------------------------------------
Net loss                                                $ (1,884)    $ (4,499)    $ (2,127)    $ (3,754)    $ (4,772)
--------------------------------------------------------------------------------------------------------------------
Loss before extraordinary item per common share         $  (0.31)(1) $  (0.27)    $  (0.18)    $  (0.35)    $  (0.56)
Net loss per common share                               $  (0.31)(1) $  (0.37)    $  (0.18)    $  (0.35)    $  (0.56)
Shares used in computation of net loss
   per common share                                       12,634       12,209       12,040       10,586        8,486
--------------------------------------------------------------------------------------------------------------------

Balance Sheet Data
Cash, cash equivalents
   and short-term investments                           $  6,392     $  4,124     $  2,493     $  5,461     $  5,012
Working capital                                            6,838        2,851        2,272        3,853        2,843
Total assets                                              12,064        7,401        8,100       10,499        8,117
Stockholders' equity                                       5,948        2,097        3,312        5,324        3,400

No cash dividends were paid during the periods set forth above.

(1) Net loss per common share for the year ended June 30, 1997, gives effect to the accounting treatment relative to the Company's Series B convertible preferred stock having "beneficial conversion features." The net loss per common share reflects a $1,720,000 preferred dividend as a result of this treatment.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS OF OPERATIONS

        Other than statements of historical fact, the statements made in this annual report are and are hereby identified as, forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to risks associated with, competitors' product introductions, market price competition and market acceptance of the Company's products, as well as, those discussed below and in "Risk Factors".

         In particular, it is important to note that achievement of revenue goals is affected by numerous factors beyond the Company's control. Historical results of the Company may not be indicative of future operating results.

         The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and as a percentage change from year to year:

                                                                                    Percent increase
                                                                                        (decrease)
                                                      Percent of revenues            1997       1996
                                                      Years ended June 30,         compared   compared
                                                 1997        1996        1995      to 1996    to 1995
                                                 -----------------------------------------------------
REVENUES:
     Software                                     52%         33%         58%         82%        (64)%
     Contract services                            35          44          29          (8)         (4)
     Other services                               13          23          13         (36)         13
------------------------------------------------------------------------------------------------------
     Total revenues                              100         100         100          15         (37)
COSTS AND EXPENSES:
     Cost of software revenues                    --          10           9           2         (35)
     Cost of contract service revenues            19          24          22         (11)        (29)
     Cost of other services revenues               4           5           5           2         (41)
     Research and development                     30          32          24           7         (16)
     Marketing, general and administrative        53          55          52          10         (32)
     Corporate restructure costs                  --           4          --         N/M         N/M
------------------------------------------------------------------------------------------------------
         Total cost and expenses                 114         130         112           1
------------------------------------------------------------------------------------------------------
                                                                                                 (27)
Loss from operations                             (14)        (30)        (12)        (46)         56
Extraordinary item                                --         (11)         --         N/M         N/M
------------------------------------------------------------------------------------------------------
Net loss                                         (15)        (41)        (12)        (58)        112
======================================================================================================

N/M - Not meaningful

REVENUES. The Company's total revenue is derived from three sources: software licenses, contract services and other services including product support and training. Total revenues were $12,686,000, $10,992,000 and $17,357,000 for fiscal years 1997, 1996, and 1995, respectively. This represents a 15% increase in fiscal 1997 total revenues as compared to fiscal 1996 revenues and is largely due to the increased sales of software licenses and services associated with
LiveModel: SAP R/3 Edition. The 37% decrease in fiscal 1996 total revenues as compared to fiscal 1995 is largely due to the termination of the GTE Telephone Operations ("GTE") development agreement in September 1995, and the restructuring in October 1995.

         Software revenues increased 82% in fiscal 1997 from fiscal 1996. This increase is due primarily to growing market acceptance of the Company's product,
LiveModel: SAP R/3 Edition released on the windows platform in June 1996.
LiveModel: SAP R/3 Edition represents $5,879,000 or 88% of software revenues for fiscal 1997 compared to $1,413,000 or 39% of the software revenues in fiscal 1996. PowerModel (formerly known as Kappa) sales declined in fiscal 1997 to $449,000 or 7% of software revenues from $958,000 or 26% of software revenue in fiscal 1996. In June 1997, the Company introduced LiveAnalyst, a business process analysis tool, which represented $75,000 or 1% of software revenues for fiscal 1997. The remainder of the Company's software revenues is from the LiveModel (formerly known as Object Management Workbench), Kappa-PC(TM) and Lisp-based KEE(TM) products. Revenues from these products represent $243,000 or 4% of the software revenues for fiscal 1997 compared to $1,287,000 or 35% in fiscal 1996. The decrease in software revenue related to these products is expected to continue. The Company's ability to increase software revenues depends upon, among other things, development of successful new and updated products, especially LiveModel: SAP R/3 Edition, and upon these products meeting customer requirements. There can be no assurance that the Company will successfully develop these products or that these products will be successful in the marketplace.

         Contract services revenues decreased 8% during fiscal 1997 compared to fiscal 1996, primarily because of the pay-out on termination of the GTE contract during fiscal 1996. Contract services related to PowerModel decreased from $4,490,000 or 93% of contract services revenues in fiscal 1996 to $1,343,000 or 30% in fiscal 1997. This decrease was offset by an increase in contract services related to LiveModel: SAP R/3 Edition from $219,000 or 5% of contract services revenue in fiscal 1996 to $2,999,000 or 67% in fiscal 1997. The Company expects to perform additional contract services in the future. However, because a majority of such services are performed on a short-term basis, the ultimate trend for this type of revenue and the timing of the services are difficult to predict.

         Other services revenues, which consist primarily of training and product support, decreased 36% during fiscal 1997 compared to fiscal 1996. This decrease is primarily attributable to product service support revenues from GTE licenses recognized in fiscal 1996 while no related revenues were received in fiscal 1997.

         The Company derived approximately 36%, 31% and 29% of its revenues in fiscal years 1997, 1996 and 1995, respectively, from its international operations. The Company expects that export sales will continue to provide a significant portion of total revenues. However, changes in currency exchange rates, strength of local economies and the inherent uncertainties in the software market make these revenues difficult to predict.

The geographic breakdown of revenues is as follows:

(In thousands)
                                                                                Percent increase
                                                                                   (decrease)
                                                                                1997        1996
                                           Years ended June 30,               compared     compared
                                      1997        1996         1995           to 1996      to 1995
                                    ---------------------------------------------------------------
REVENUES:
     North America                  $ 8,154      $ 7,631      $12,314            7%           (38)%
     Europe                           3,100        1,783        2,983           74            (40)
     Pacific Rim/Latin America        1,432        1,578        2,060           (9)           (23)
---------------------------------------------------------------------------------------------------
              Total revenues        $12,686      $10,992      $17,357           15%           (37)%

The geographic revenue as a percentage of revenue is as follows:

                                       Years ended June 30,
                                    1997      1996      1995
                                    ------------------------
REVENUES:
     North America                   64%       69%       71%
     Europe                          24        16        17
     Pacific Rim/Latin America       12        15        12
------------------------------------------------------------
              Total revenues        100%      100%      100%


COSTS AND EXPENSES. Cost of software revenues consists primarily of materials, documentation, packaging, royalties and amortization of capitalized and purchased software development costs. Cost of software revenues as a percentage of software revenues decreased from 29% to 16% in fiscal years 1996 to 1997, respectively. The fiscal 1997 decrease in software cost, relative to software revenues, is partially attributable to some reduction in duplication costs, and to the significant portion of the expenses that are fixed in nature such as salaries, amortization and depreciation expenses; therefore, revenue fluctuations do not result in comparable changes in related costs.

         Cost of contract services revenues consists primarily of personnel, including outside consultants, and related costs. Cost of contract services revenues as a percentage of the related revenues remained relatively flat at 54% and 56% in fiscal 1997 and fiscal 1996, respectively, and decreased from 75% in fiscal 1995. As contract services increase, the Company supplements its staff with outside consultants until contract backlog supports the hiring of new staff and the additional personnel can be hired and trained. When contract revenues increased dramatically in 1995, the Company increased utilization of outside consultants, which resulted in lower margins. In fiscal 1997 and fiscal 1996, reliance on outside consultants decreased.

         Cost of other services revenues consists primarily of personnel providing product support and training. Cost of other service revenues as a percentage of the related revenues increased to 32% in fiscal 1997 compared to 20% in fiscal 1996 and decreased from 39% in fiscal 1995. This increase is a result of start-up costs associated with the establishment of a customer satisfaction team during the year.

         The aggregate cost of revenues, as well as the resulting aggregate gross margin, may fluctuate based on the mix of license, contract, or other services performed in a particular period.

         Research and development expense consists primarily of personnel and related costs. The increase of 7% in research and development expense in fiscal 1997 compared to fiscal 1996 is mainly due to increased headcount and associated costs. Research and development costs as a percentage of revenues decreased from 32% in fiscal 1996 to 30% in fiscal 1997. The decrease of 16% in research and development expense in fiscal 1996 compared to fiscal 1995 is mainly due to the reduction in force as a result of restructuring in the second quarter of fiscal 1996. Despite the decrease in costs and lower revenues, research and development as a percentage of revenues increased from 24% in fiscal 1995 to 32% in fiscal 1996 as the Company focused on the completion of LiveModel products and new releases of PowerModel. The Company anticipates that it will continue to invest substantial resources to research and development in the future.

         Marketing, general and administrative expense consists primarily of personnel and related costs for marketing, selling, administration, finance, information systems, human resources, and general management. The increase of 10% in marketing, general and administrative expense in fiscal 1997 compared to fiscal 1996 is mainly due to higher sales costs associated with increased sales volume in fiscal 1997. The decrease of 32% in marketing, general and administrative expense in fiscal 1996 compared to fiscal 1995 is also mainly due to the reduction in force as a result of the restructuring in the second quarter of fiscal 1996.

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

OTHER INCOME (EXPENSE). Interest expense increased from fiscal 1996 to fiscal 1997 related to the convertible notes issued in April 1996.

         Interest income and other, net in fiscal 1997 consists primarily of interest income from cash, cash equivalents and short-term investments. The increase in the cash balance as a result of the issuance of the Series B Preferred Stock in March 1997 contributed to higher interest income in fiscal 1997 as compared to fiscal 1996. Interest income and other, net decreased from fiscal 1995 to fiscal 1996 due to lower average invested cash balances during the second and third quarters of fiscal 1996.

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

QUARTERLY RESULTS. The Company's quarterly revenues and operating results have in the past, and may in the future, vary significantly due to such factors as the timing of new product introductions, changes in pricing policies by the Company and its competitors, market acceptance of new products and enhanced versions of existing products, the budgets of its customers and lengthy sales cycles. Although a significant portion of the Company's revenues in each quarter result from orders received in that quarter, the majority of the Company's expense levels are fixed, based on expectations of future revenues. In addition, a substantial amount of the Company's quarterly revenues have typically been recorded in the third month of the fiscal quarter with a concentration of such revenues in the last half of the month. The timing of the closing of large license agreements increases the risk of quarter to quarter fluctuations. As a result, if revenues are not realized as expected, the Company's operating results will be materially adversely affected. Accordingly, it is likely that the Company would experience disproportionate declines in its operating income if revenues were to decline. In addition, it is possible that in some future quarter, the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES. The Company's cash, cash equivalents and short-term investments were $6,392,000 at June 30, 1997 and $4,124,000 at June 30, 1996. The increase in fiscal 1997 is primarily due to the issuance of Series B convertible preferred stock in March 1997 (see below) offset by the cash used in operations. Spending for capital equipment was $337,000 in fiscal 1997, $277,000 in fiscal 1996 and $569,000 in fiscal 1995.

         In March 1997, the Company issued 5,000 shares of 8% convertible Series B Preferred Stock at $1,000 per share. Each share is convertible into 500 shares of common stock, subject to adjustments, at $2.00 per share. The dividends for the first year are payable at the Company's option in cash or common stock valued at 90% of the 20 day average bid price preceding the distribution due date. The cumulative dividends as of June 30, 1997 were approximately $114,000.

         In December 1996, the Company issued 307,692 shares of common stock to an existing stockholder at $1.625 per share.

         In April 1996, the Company issued $3,400,000 of seven-year senior convertible notes which are due April 30, 2003. Interest only is payable semi-annually in October and April at 10% per annum. Interest payments for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. In June 1996, the Company agreed to issue 580,645 shares of preferred stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for $1,800,000 of the convertible debt. Such preferred stock and warrants were issued in August 1996. The preferred stock is convertible into common shares on a one-for-two basis, subject to adjustments for dilutive events, and carries 10% cumulative dividends.

         The Company's capital resource commitments consist primarily of operating lease obligations. For fiscal year 1997, the Company experienced a net loss of $1,884,000. Working capital at June 30, 1997 was $6,838,000 as compared to $2,851,000 at June 30, 1996. While, the Company may, from time to time, raise additional capital through debt or equity financing to take advantage of market opportunities, there can be no assurance that the Company will be able to raise additional capital on favorable terms, if at all. However, the Company believes its cash, cash equivalents and short-term investments at June 30, 1997 and expected cash flow from future operations will be adequate to fund its operations for fiscal 1998.

ITEM 7.     FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS


Years ended June 30, 1997 and 1996
(In thousands, except share and per share amounts)                                1997           1996
--------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                  $   4,363       $   3,142
    Short-term investments                                                         2,029             982
    Accounts receivable (less allowance for
     doubtful accounts:  1997, $345; 1996, $322)                                   4,830           2,217
    Other current assets                                                             132             214
--------------------------------------------------------------------------------------------------------
        Total current assets                                                      11,354           6,555

Net property and equipment (at cost)                                                 334             286
Capitalized software (less accumulated
    amortization:  1997, $570; 1996, $383)                                           188             284
Other assets                                                                         188             276
--------------------------------------------------------------------------------------------------------
                                                                               $  12,064        $  7,401
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                           $     650       $     935
    Accrued compensation                                                             771             570
    Accrued royalties                                                                304             218
    Other current liabilities                                                        942           1,235
    Deferred revenues                                                              1,849             746
--------------------------------------------------------------------------------------------------------
        Total current liabilities                                                  4,516           3,704


CONVERTIBLE NOTES                                                                  1,600           1,600

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock and warrants issuable                                              -           2,932
    Preferred stock, $.001 par value -- 2,000,000
     shares authorized; shares outstanding:
        Series A: 580,645                                                              1              -
        Series B: 5,000                                                                -              -
    Common stock, $.001 par value -- 20,000,000 shares authorized; shares outstanding:
     1997, 12,939,884;  1996, 12,381,075                                              13              12
    Additional paid-in capital                                                    52,959          42,263
    Accumulated deficit                                                          (47,025)        (43,110)
--------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                 5,948           2,097
--------------------------------------------------------------------------------------------------------
                                                                               $  12,064        $  7,401
========================================================================================================

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended June 30, 1997, 1996 and 1995
(In thousands, except per share amounts)
                                                 1997           1996           1995
-------------------------------------------------------------------------------------
REVENUES:
    Software                                   $  6,646       $  3,658       $ 10,098
    Contract services                             4,444          4,851          5,071
    Other services                                1,596          2,483          2,188
-------------------------------------------------------------------------------------
         Total revenues                          12,686         10,992         17,357
-------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of revenues:
      Software                                    1,065          1,045          1,620
      Contract services                           2,410          2,703          3,804
      Other services                                518            508            857
    Research and development                      3,771          3,539          4,210
    Marketing, general and administrative         6,675          6,052          8,964
    Corporate restructuring costs                     -            414              -
-------------------------------------------------------------------------------------
        Total costs and expenses                 14,439         14,261         19,455
Loss from operations                             (1,753)        (3,269)        (2,098)
-------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
    Interest expense                               (153)           (69)             -
    Interest income and other, net                  161            109            203
-------------------------------------------------------------------------------------
        Total other income                            -                         40203
-------------------------------------------------------------------------------------
Loss before income taxes                         (1,745)        (3,229)        (1,895)
Provision for income taxes                          139            113            232
-------------------------------------------------------------------------------------
Loss before extraordinary item                   (1,884)        (3,342)        (2,127)
Loss from extinguishment of debt                      -         (1,157)             -
-------------------------------------------------------------------------------------
Net loss                                         (1,884)        (4,499)        (2,127)

Preferred stock dividend requirements:
   Series A and Series B                           (311)             -              -
   Embedded dividend (Note 7)                    (1,720)             -              -
-------------------------------------------------------------------------------------
Loss applicable to common stockholders         $ (3,915)      $ (4,499)      $ (2,127)
=====================================================================================
Loss per common share:
Loss before extraordinary item                 $  (0.31)      $  (0.27)      $  (0.18)
Extraordinary item                                    -          (0.10)             -
-------------------------------------------------------------------------------------
Net loss per common share                      $  (0.31)      $  (0.37)      $  (0.18)
=====================================================================================
Shares used in computation of
        loss per common share                    12,634         12,209         12,040
=====================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                Preferred
                                  Stock
Years ended June 30,               and          Preferred           Common        Additional
1997, 1996, and 1995            Warrants          Stock              Stock          paid-in Accumulated
(In thousands)                   Issuable    Shares Par value   Shares Par value    capital    defici     Total
-----------------------------------------------------------------------------------------------------------------
Balances, June 30, 1994         $        -          -    $ -    11,998  $     12   $ 41,796   $(36,484)  $  5,324

Exercise of stock options                -          -      -        59         -         96          -         96
Exercise of warrants                     -          -      -        30         -         19          -         19
Net loss                                 -          -      -         -         -          -     (2,127)    (2,127)
-----------------------------------------------------------------------------------------------------------------
Balances, June 30, 1995                  -          -      -    12,087        12     41,911    (38,611)     3,312

Exercise of stock options                -          -    294         -       352         --        352
Preferred stock and warrants
  issuable, net of issue cost        2,932          -      -         -         -          -          -      2,932
Net loss                                 -          -      -         -         -     (4,499)    (4,499)
-----------------------------------------------------------------------------------------------------------------
Balances, June 30, 1996              2,932          -      -    12,381        12     42,263    (43,110)     2,097

Exercise of stock options                -          -      -        65         -         75          -         75
Sale of shares                           -          -      -       308         1        499          -        500
Issuance of Series A preferred
  stock and warrants                (2,932)       581      1         -         -      2,931          -          -
Issuance of Series B preferred
  stock, net of issue costs              -          5      -         -         -      4,961          -      4,961
Issuance of common stock
  in lieu of payment of interest         -          -      -       106         -        199          -        199
Dividends on preferred stock             -          -      -        80         -        168       (168)         -
Dividends on preferred stock
  to be distributed                      -          -      -         -         -        143       (143)         -
Dividends on Series B preferred
  stock issuance related to
  "beneficial conversion
  feature" (Note 7)                      -          -      -         -         -      1,720     (1,720)         -
Net loss                                                                                        (1,884)    (1,884)
-----------------------------------------------------------------------------------------------------------------
Balances June 30, 1997            $      -        586   $  1    12,940  $     13   $ 52,959   $(47,025)  $  5,948
=================================================================================================================

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended June 30, 1997, 1996 and 1995
Increase (decrease) in cash and cash equivalents
 (In thousands)                                             1997          1996          1995
----------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                              $(1,884)      $(4,499)      $(2,127)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
     Depreciation and amortization                             560           656           790
     Extinguishment of debt                                      -         1,157             -
     Issue costs for preferred stock and warrants                -           (25)            -
     Issuance of common stock in lieu of
        interest payments                                      199             -             -
     Changes in assets and liabilities:
        Accounts receivable                                 (2,613)        2,197        (1,073)
        Other current assets                                    82           (61)           73
        Other assets                                             4           110           210
        Accounts payable                                      (285)          (75)            7
        Accrued compensation                                   201          (288)          139
        Other current liabilities                             (207)         (135)         (253)
        Deferred revenues                                    1,103          (586)         (280)
----------------------------------------------------------------------------------------------
Net cash used in operating activities                       (2,840)       (1,549)       (2,514)
----------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Property and equipment purchases                         (337)         (277)         (569)
     Capitalization of software development                    (91)         (295)            -
     Purchases of short-term investments                    (2,029)         (982)         (505)
        Proceeds from sales of short-term investments          982             -         1,757
----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities         (1,475)       (1,554)          683
----------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowings under convertible notes                          -         3,400             -
     Issuance of preferred stock                             4,961             -             -
        Issuance of common stock                               575           352           115
----------------------------------------------------------------------------------------------
Net cash provided by financing activities                    5,536         3,752           115
----------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents             1,221           649        (1,716)
Cash and cash equivalents, beginning of period               3,142         2,493         4,209
----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $ 4,363       $ 3,142       $ 2,493
==============================================================================================
Supplemental disclosure of cash flow information:
     Income taxes paid                                     $   139       $   113       $   232
Noncash financing  activities:
     Exchange of convertible notes for preferred
        stock and warrants issuable                              -         1,800             -

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION. IntelliCorp is a United States-based corporation. The Company designs, develops, and markets business process modeling tools and provides related training, customer support, and consulting services. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IntelliCorp GmbH (Germany), IntelliCorp Ltd. (United Kingdom), Nihon IntelliCorp K.K. (Japan), and MegaKnowledge, Inc. All significant intercompany accounts and transactions are eliminated.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates

RECLASSIFICATIONS. The Company has reclassified certain prior year balances to conform with current year presentation.

CURRENT VULNERABILITY TO CERTAIN CONCENTRATIONS. The Company currently derives most of its revenues from sales of and consulting services related to LiveModel:
SAP R/3 Edition. This product and related services are expected to account for the majority of the Company's revenue for the foreseeable future. Factors which could impact the level of revenues generated from LiveModel: SAP R/3 Edition include, but are not limited to, the level of market acceptance of the product, the timing of market introduction of competing products, and the success of sales efforts and relationships with strategic partners. Consequently, a decline in sales of this product and related services, will adversely affect operating results.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization are computed using the straight-line method over estimated useful lives of the assets ranging from two to five years. Amortization of leasehold improvements is computed over the shorter of the lease term or the useful life of the underlying assets.

         Software development costs are capitalized once technological feasibility has been established and are amortized on a straight-line basis over the estimated useful life of the related product (which ranges from one to three years) or on the ratio of current revenues to the total of current and anticipated future revenues from the product, whichever is greater. Amortization of capitalized software development costs charged to operating expenses was approximately $187,000, $62,000 and $170,000 in fiscal 1997, 1996 and 1995, respectively.

REVENUE RECOGNITION. Revenues from end user software license agreements are recognized at the time of product shipment, provided there are no significant vendor obligations remaining to be fulfilled and collectibility is probable. License fees from resellers are also recognized as revenue when the software has been shipped, provided that no significant vendor obligations remain to be fulfilled and certain customer criteria established by the Company have been met.

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

NET LOSS PER COMMON SHARE. Net loss per common share is computed based on the weighted average number of common shares outstanding and excludes common stock equivalents as their effect would be antidilutive. For the period ended June 30, 1997, preferred dividends, including the difference, at the date of issuance, between the market value of the Company's common stock and conversion price of the Company's Series B Convertible Preferred Stock (See Note 7), are deducted from net loss to arrive at net loss applicable to common stockholders.

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. There is expected to be no impact on primary loss per share for any of the periods presented.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. The Company considers all highly liquid investments with a maturity from the date of purchase of ninety days or less to be cash equivalents. At June 30, 1997 and 1996, the Company had $1,301,000 and $1,108,000, respectively, in money market mutual funds which invest in various U.S. government securities including Treasury bills, notes, bonds, U.S. corporate paper, certificates of deposit, bank notes and corporate notes. The funds seek to maintain a constant $1 net asset value per share. These amounts are included in cash and cash equivalents. Also included in cash and cash equivalents at June 30, 1997 and June 30, 1996 is $1,480,000 and $494,000, respectively, consisting of investments in commercial paper issued by U.S. corporations.

         Short-term investments consist of commercial paper issued by U.S. corporations with maturities of more than ninety days and less than one year, and are stated at cost, which approximates market value. The Company invests its excess cash in accordance with a short-term investment policy set by the Board of Directors. The policy authorizes investments in government securities, time deposits and certificates of deposit in approved financial institutions, commercial paper rated A-1/P-1, and other money market instruments of similar liquidity and credit quality.

         The Company considers its investments in such instruments as available-for-sale and, in accordance with Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), would record its investments at fair value. However, as the difference between cost and fair value was immaterial, no adjustment was made to the historical carrying value of the investments and no unrealized gains and losses have been recorded as a separate component of stockholders' equity. Realized gains or losses from available-for-sale investments have not been material.

FOREIGN CURRENCY TRANSLATION. The financial statements of foreign subsidiaries are measured using the U.S. dollar as the functional currency. Transaction and translation gains or losses have not been significant. The Company does not enter into foreign currency forward exchange contracts.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS. The Company designs, develops and markets software tools and provides related training, customer support and consulting services to customers in diversified industries. The Company performs ongoing credit evaluations of the financial condition of its customers, and generally requires no collateral for customer orders and accounts receivable. To date, write-offs of accounts receivable have been immaterial.

         Revenues from one related party accounted for 19% of total revenues during fiscal 1997 and revenues from another related party accounted for 10% of total revenues in fiscal 1996 and fiscal 1995. No other customer accounted for more than 10% during fiscal 1997 while one commercial customer accounted for 29% and 33% of revenues during fiscal 1996 and fiscal 1995, respectively.

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

         Convertible debt: the fair value of the convertible notes exceeds the carrying amounts of the debt at June 30, 1997 as the current stock price is greater than the conversion price. At June 30, 1997, the aggregate value of the underlying stock into which the notes are convertible is $3,162,000.

STOCK-BASED COMPENSATION. As permitted under Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting of Stock Issued to Employees" in accounting for stock-based awards to employees.

ACCOUNTING PRONOUNCEMENTS. In June 1997, the FASB issued Statement No. 130 (SFAS
130), "Reporting Comprehensive Income", and Statement No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". The Company is required to adopt these Statements in 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations, or cash flows.

2. NET PROPERTY AND EQUIPMENT
   Property and equipment at June 30 consist of:

                                                  1997              1996
----------------------------------------------------------------------------
Equipment                                      $ 5,952,000       $ 5,746,000
Furniture and fixtures                           1,612,000         1,638,000
Leasehold improvements                             786,000           829,000
----------------------------------------------------------------------------
Total property and equipment                     8,350,000         8,213,000
Accumulated depreciation and amortization       (8,016,000)       (7,927,000)
----------------------------------------------------------------------------
Net property and equipment                     $   334,000       $   286,000
============================================================================

On July 1, 1996, the Company adopted Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The effect of adopting this statement was immaterial to the Company's consolidated financial position or operating results.

3.  INCOME TAXES
The Company's provision for income taxes of $139,000 for the year ended June 30, 1997, $113,000 for the year ended June 30, 1996 and $232,000 for the year ended June 30, 1995 is attributable to withholding taxes of various foreign countries.

         Significant components of the Company's deferred tax assets for federal, state and foreign income taxes as of June 30, 1997 and 1996 are as follows:

Deferred tax assets:                                   1997               1996
----------------------------------------------------------------------------------
Net operating loss carryforwards                   $ 15,500,000       $ 14,300,000
General business credits (expire 2002-2012)           2,100,000          1,900,000
Reserves not deducted for tax purposes                        -            200,000
Other                                                   700,000            600,000
Total deferred tax assets                            18,300,000         17,000,000
  Valuation allowance for deferred tax assets       (18,300,000)       (17,000,000)
----------------------------------------------------------------------------------
  Net deferred tax assets                          $          -       $          -
==================================================================================

         Due to the Company's lack of earnings history, the net deferred tax asset has been fully offset by a valuation allowance. Approximately $1,320,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

         At June 30, 1997, the Company had net operating loss carryforwards of approximately $34,500,000 for federal income tax purposes, which will expire in fiscal years 2002 through 2012. The Company also had net operating loss carryforwards of approximately $10,100,000 for state income tax purposes and $7,240,000 for foreign income tax purposes. The state net operating loss carryforwards will expire in fiscal years 1998 through 2002. The foreign net operating loss carryforwards have an indefinite carryforward period.

         Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

4.  LEASE COMMITMENTS
The Company leases its present facilities under noncancelable operating lease agreements through fiscal year 1999. The Company has commitments under noncancelable operating leases as of June 30, 1997 as follows: $816,000 in fiscal 1998 and $117,000 in fiscal 1999.

         Rent expense was $793,000 in fiscal 1997, $788,000 in fiscal 1996 and $967,000 in fiscal 1995.

5.  CORPORATE RESTRUCTURING COSTS
During fiscal 1996, the Company recorded a $414,000 pre-tax restructuring charge. The restructuring program was undertaken to increase the Company's focus on live business modeling tools for the Microsoft Windows platform and in support of commercially popular purchased software systems. In conjunction with the restructuring, the Company implemented a reduction-in-force of approximately 30%. Implementation of the restructuring was completed in the second quarter of fiscal 1996.

         Of the $414,000 restructuring charge, the cost of providing severance pay and benefits for the reduction of approximately 30 employees throughout the domestic and international business was approximately $301,000. Office closing costs for one international and two domestic facilities, including lease abandonment were approximately $102,000. Other costs were $11,000.

6.  CONVERTIBLE NOTES
In April 1996, the Company issued $3,400,000 of seven-year unsecured senior convertible notes. Interest only is payable semi-annually in October and April at 10% per annum. Interest payments for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. On June 27, 1996, the noteholders agreed to exchange debt totaling $1,800,000 for preferred stock and warrants (see Note 7).

         The remaining $1,600,000 of debt is due and payable on April 30, 2003 and is convertible at any time, at the option of the noteholders, into the Company's common stock at a conversion price of $1.55 per share. The Company has reserved 1,032,258 shares of common stock for issuance upon conversion of these notes. The Company has also reserved up to 240,000 shares of common stock for issuance to noteholders in lieu of interest payments. The Company has the right to prepay all or a portion of the principal amount outstanding at any time following April 30, 1999. The notes have been issued in a private placement, and the Company registered the common stock that is issuable upon conversion of the notes or as payment of interest on the notes.

7.  STOCKHOLDERS' EQUITY
SERIES A PREFERRED STOCK AND WARRANTS. On June 27, 1996, the Company agreed to issue 580,645 shares of Series A preferred stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for the conversion of $1,800,000 of the convertible debt. Such preferred shares and warrants were valued at $2,932,000, net of issue costs. Consequently, in connection with the debt exchange, the Company realized an extraordinary loss of $1,157,000 in fiscal 1996. Each share of the preferred stock is convertible into two common shares, subject to adjustments for dilutive events, and carries 10% mandatory cumulative dividends payable semi-annually in April and October. The dividends for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. The Company elected to pay the semi-annual dividends for fiscal 1997 in stock, issuing 79,580 shares of common stock. Preferred stockholders have no voting rights unless dividend payments are more than two years in arrears, at which time the preferred stockholders shall have the right to vote with common stockholders as one class with the number of votes equal to the number of shares of common stock into which the preferred stock is convertible.

         The warrants are exercisable immediately, and expire in 2006. The Company can redeem the warrants at any time after five years, if the common stock trades at or above $6.00 per share, by paying a redemption price of $0.01 per warrant share.

         The Series A preferred stock and warrants issuable in fiscal 1996 (discussed above) were issued in August 1996. The Company has reserved 1,881,290 shares of common stock for issuance upon conversion of preferred stock and exercise of these warrants and up to 270,000 shares of common stock for issuance in lieu of cash dividends. The common shares issuable in connection with the conversion of Series A Preferred Stock, the exercise of warrants or payment of dividends were registered on December 23, 1996. In the event of any liquidation or winding up of the Company, the holders of Series A preferred stock will be entitled to receive in preference to the holders of common stock an amount equal to $3.10 per share plus any accumulated and unpaid dividends on the preferred stock. The total liquidation preference for Series A preferred stock would be approximately $1,829,000 at June 30, 1997.

SERIES B PREFERRED STOCK. On March 19, 1997, the Company issued 5,000 shares of 8% convertible Series B preferred stock at $1,000 per share. Each share is convertible into 500 shares of common stock, subject to adjustments, at $2.00 per share and carries 8% mandatory cumulative dividends. The dividends for the first year are payable at the Company's option in cash or common stock valued at 90% of the 20 day average bid price preceding the distribution due date. The cumulative dividends as of June 30, 1997 were approximately $114,000.

         In the event of any liquidation, dissolution or winding up of the Company, the holders of Series B preferred stock will be entitled to receive, junior to the rights of the holders of Series A preferred stock, in preference to the holders of common stock, an amount equal to $1,000 per share plus all accumulated and unpaid dividends on the Series B preferred stock. The total liquidation preference for Series B preferred stock would be approximately $5,114,000 at June 30, 1997. The Company has reserved 2,500,000 shares of common stock for issuance upon conversion of the Series B preferred stock and up to 248,000 shares of common stock for issuance in lieu of cash dividends. These shares were registered on July 30, 1997.

         When preferred stock is convertible to common stock at a conversion rate that is a discount from the market rate at the date of issuance, the discounted amount is an assured incremental yield, the "beneficial conversion feature," to the preferred stockholders and should be accounted for as an embedded dividend to preferred stockholders. As such, this dividend was recognized in the earnings per share calculation. Based on the conversion terms of the Series B preferred stock, an embedded dividend of $1,720,000 or $0.14 per share, was added to net loss in the calculation of loss per share.

COMMON STOCK. On December 30, 1996 the Company issued 307,692 shares of common stock to an existing stockholder at $1.625 per share.

WARRANTS. In connection with the acquisition of MegaKnowledge, Inc., the Company issued warrants for 30,000 shares of common stock at $1.50 per share. These warrants were exercised in fiscal year 1995.

         In connection with renegotiation of certain royalty payments and product training rights, the Company issued warrants to a stockholder to purchase 350,000 shares of common stock at $2.035 per share. The royalties did not have a material impact on the Company's operating results or liquidity during the fiscal years ended June 30, 1997, 1996 or 1995. The exercise price of the warrants represents a discount of approximately $250,000 over the fair market value of the Company's common stock at the date of grant. These warrants are currently exercisable and expire in June 1998. The warrants were valued at $428,000. This amount is being amortized over 60 months (the exercise period of the warrants) or the ratio of current royalty revenue to the total of current and future royalty revenue, whichever is greater. At June 30, 1997, $86,000 related to the warrants, is included in other assets.

         For assistance in finding purchasers for the private placement of March and April 1994, the Company issued warrants for 150,000 shares of common stock at $3.25 per share to a financial advisor. These warrants expired unexercised in March 1997.

STOCK OPTION PLANS. In December 1996, the stockholders authorized an additional 1,000,000 shares for a total of 3,004,778 shares authorized under the Company's 1991 Stock Option Plan. Incentive stock options may not be granted at less than fair market value; non-qualified options may be granted at less than fair market value. Both types of options are exercisable in full immediately upon grant. However, the Company retains the right to repurchase unvested shares issued upon exercise of an option at the exercise price per share. Unless otherwise provided by the 1991 Stock Option Plan, the repurchase rights typically expire over periods of up to four years. Most options expire on approximately the tenth anniversary of the date of grant. At June 30, 1997, options for 647,459 shares were available for future grant, 1,376,395 options were vested, and no shares outstanding from option exercises were subject to repurchase. Options for 696,037 of shares granted under prior plans are outstanding and exercisable as of June 30, 1997.

         The number of shares authorized under the Company's 1991 Nonemployee Directors Stock Option Plan is 100,000. Options may be granted at fair market value to nonemployee directors at set times as provided in the Nonemployee Directors Plan, and should the Board elect to waive fees paid by the Company to nonemployee directors, that amount of fees waived can be applied to reduce the exercise price of options granted, pursuant to the terms of the Plan. Options are exercisable in full six months after the date of grant. The Company retains the right to repurchase unvested shares issued upon exercise of an option at the exercise price per share with the right to repurchase expiring over a two year period. At June 30, 1997, options for 36,250 shares were available for future grant, 39,402 options were exercisable and no shares outstanding from option exercises were subject to repurchase. The Company has reserved a sufficient number of shares of common stock to be issued upon exercise of warrants and options outstanding and to be granted.

A summary of stock option activity under all plans follows:

                                                     1997               1996                 1995
                                            -----------------------------------------------------------------
                                                        Weighted               Weighted              Weighted
                                                         Average                Average               Average
                                                        Exercise               Exercise              Exercise
 (Shares in thousands)                      Options       Price   Options        Price  Options         Price
-------------------------------------------------------------------------------------------------------------
Options:
      Outstanding at beginning of year       2,100        $ 1.58    2,135         1.61    1,854         1.45
      Granted                                  866          2.16      624         1.79      448         2.41
      Exercised                                (65)         2.48     (294)        1.16      (59)        1.02
      Canceled                                (164)         2.28     (365)        2.48     (108)        2.41
                                            -----------------------------------------------------------------
      Outstanding at end of year             2,737        $ 1.73    2,100       $ 1.58    2,135       $ 1.61

Options exercisable at end of year           2,737                  2,100                 2,135

The exercise price of options exercised during fiscal 1997 ranged from $0.63 to $2.00.



The following table summarizes information about options outstanding at June 30, 1997:

                       OPTIONS OUTSTANDING AND EXERCISABLE

                              Number          Weighted          Weighted
Range of                   Outstanding    Average Remaining      Average
Exercise Prices            at 6/30/97      Contractual Life   Exercise Price
----------------------------------------------------------------------------
$ 0.1000 - $0.8750           551,037             3.63 years      $0.6047
  1.0000 -  1.7500           765,157             7.18             1.4853
  1.8750 -  2.0313           577,925             7.00             1.9656
  2.1250 -  2.7500           737,500             8.49             2.4318
  2.8438 -  4.6250           105,350             7.96             3.3128
                           ---------             ----            -------
$ 0.1000   $4.6250         2,736,969             6.81 years      $1.7348

         The Company has elected to continue to follow APB 25 for accounting for its employee stock options because, as discussed below, the alternative fair value method of accounting prescribed by SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

         Pro forma information regarding net loss and loss per share in fiscal 1997 and fiscal 1996 has been determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method prescribed by SFAS 123. The resulting effect on pro forma net loss and loss per share disclosed for fiscal 1997 and 1996 is not likely to be representative of the effects on net income and earnings per share on a pro forma basis in future years, because fiscal 1997 and 1996 pro forma results include the impact of only two years and one year, respectively, of grants and related vesting, while subsequent years will include additional years of grants and vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions for fiscal 1997 and 1996: weighted average risk-free interest rates of 6.3% and 5.8%, respectively; dividend yields of 0% for both years: volatility factors of the expected market price of the Company's common stock of 66% for both years; and a weighted-average expected life of one year beyond vesting for both years. The weighted average fair value of options granted during fiscal 1997 and 1996 was $1.10 and $0.92, respectively.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. Pro forma information for the years ending June 30 follows:

(in thousands, except per share amounts):
                                                                                   1997       1996
---------------------------------------------------------------------------------------------------
Net loss-pro forma                                                                $2,303     $4,666
Loss per share-pro forma (including preferred stock dividends in 1997)             $0.34      $0.38

8. SEGMENT AND GEOGRAPHIC INFORMATION
The Company conducts its business within one industry segment. The breakdown of export revenues is as follows:

(in thousands):                          Years ended June 30,
                                     1997        1996        1995
                                    ------------------------------
EXPORT REVENUES
     Europe                         $3,100      $1,783      $2,983
     Pacific Rim/Latin America       1,432       1,578       2,060
------------------------------------------------------------------
         Total export revenues      $4,532      $3,361      $5,043

Revenues and operating income generated by the foreign operations of the Company and their corresponding identifiable assets were not material in fiscal 1997, 1996 or 1995.

9.  RELATED PARTY TRANSACTIONS
On August 8, 1996, SAP AG purchased from Informix Corporation 1,736,263 shares of common stock of the Company. This total represents all the Company shares previously held by Informix Corporation. As of June 30, 1997, SAP AG holds approximately 13% of the outstanding stock of the Company. During fiscal 1997, the Company recognized $2,468,000 of total revenues from SAP AG ($645,000 is included in accounts receivable at June 30, 1997).

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
INTELLICORP, INC.

         We have audited the accompanying consolidated balance sheets of IntelliCorp, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntelliCorp, Inc. at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

                                       /s/ Ernst & Young LLP

Palo Alto, California
July 31, 1997





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

         Executive Officers of the Registrant.

         As of September 5, 1997, the executive officers and directors of IntelliCorp are as follows:

            Name                     Age                           Position
            ----                     ---                           --------
     Kenneth H. Haas                 46            Director and President

     Colin Bodell                    35            Vice President, Product
                                                   Development and Engineering Services

     Martin Hollander                44            Vice President, Marketing and Business
                                                   Development

     Anthony A. Awaida               34            Vice President, Sales - Americas and Asia Pacific

     David Loeb                      36            Managing Director, Consulting
                                                   and Training Services

     Adrian G. Rayner                36            Vice President and Managing
                                                   Director, Europe

     Peter L. Christiansen           39            Vice President, Software Development

     Maryanne R. Stone               32            Managing Director, SAP Consulting and Training

     Kenneth A. Czaja                48            Vice President Finance, Secretary and
                                                   Chief Financial Officer

     Daniel R. Menudier              37            Chief Accounting Officer and Controller

     Katharine C. Branscomb(1)(2)    41            Director

     Joseph A. Graziano(1)(2)        53            Director

     Norman J. Wechsler(1)(2)        52            Director

     Arthur W. Berry(1)              56            Director


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

         Mr. Awaida was appointed Vice President, Sales - Americas and Asia Pacific in October 1996. He joined IntelliCorp in 1995 as the Company's Director of International Operations. Mr. Awaida was promoted to Director of International Sales during 1995 and served in that capacity until his current appointment. Prior to joining IntelliCorp, he worked for Oracle Corporation for six years, most recently as the Director of Distribution Operations of Oracle's Intercontinental Division. Mr. Awaida holds a Master's of Science degree in Engineering from the Massachusetts Institute of Technology (MIT).

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

         Mr. Rayner was appointed Vice President and Managing Director, Europe in August 1997. He joined IntelliCorp in November 1993 as European General Manager. From 1991 to 1993, Mr. Rayner was the United Kingdom Sales Director for Boole & Babbage and from 1987 to 1991, he served as the National Sales Manager at Phillips Business Systems. Mr. Rayner holds an Electrical Engineering degree from the University of London.

         Mr. Christiansen was appointed Vice President, Software Development in August 1997. He joined IntelliCorp in September 1993 as a Senior Software Engineer and was promoted to Director of Product Development in November 1995. Prior to joining IntelliCorp, Mr. Christiansen served in various capacities within PROUBIS, a Germany consulting and software company. Most recently he held the position of Project Manager.

         Ms. Stone joined IntelliCorp as Managing Director, SAP Consulting and Training in August 1997. Prior to joining IntelliCorp, she worked for Deloitte & Touche Consulting Groug/ICS where she served as Manager of Client Services. Ms. Stone has been involved with SAP implementations for the last nine years and is a previous employee of SAP AG, Switzerland. She received her Bachelor's of Commerce degree from the University of Cape Town and completed the Management Advancement Program in Business Administration at the University of Witwatersrand, South Africa.

         Mr. Czaja joined IntelliCorp as Vice President, Finance, Secretary and Chief Financial Officer in October 1996. Prior to joining IntelliCorp, he served as Vice President, Finance at Wyse Technology, Inc. where he began as Controller in 1991. From 1989 to 1991, he was Corporate Controller of Silicon Compiler Systems and a Group Controller at Mentor Graphics (which acquired Silicon Compiler Systems). From 1973 to 1989, Mr. Czaja held various financial management positions at Xerox Corporation.

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

         Mr. Graziano has been a Director of the Company since April 1985. In 1981 Mr. Graziano joined Apple Computer, Inc. as Chief Financial Officer and served in that position until 1985. After a two-year sabbatical, followed by two years as CFO at Sun Microsystems, he rejoined Apple in 1989 as Senior Vice President and Chief Financial Officer. Later, Mr. Graziano was appointed Executive Vice President and was elected to Apple's Board of Directors in 1993. Mr. Graziano resigned from Apple's Board in October 1995 and left Apple at the end of 1995. Mr. Graziano was Treasurer at ROLM Corporation from 1976 until joining Apple in 1981, and held accounting positions with other technology companies in Silicon Valley. Mr. Graziano is also a Director of Pixar Animation Studios.

         Mr. Wechsler has been a Director of the Company since September 1996. Since 1963 he has been Chairman and President of Wechsler & Co., Inc., a broker-dealer specializing in convertible and related securities. The firm is a member of the NASD and SIPC.

         Mr. Berry became a Director of the Company in August 1997. Since 1990, he has been Chairman of Pecks Management Partners Ltd. in New York, a specialized, institutional investment manager focusing on public and privately placed convertible securities. From 1985 to 1990, Mr. Berry was President of the Alliance Capital Management, L.P. Convertible Fund. Prior to joining Alliance, he was with the Harris Bank in Chicago, first as Senior Portfolio Manager in the bank's individual investment group, then as Vice President and Head of the Special Funds section and Manager of the Harris Convertible Fund. Mr. Berry, a Chartered Financial Analyst, is a graduate of Monmouth College and holds an MBA degree from Washington University.

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

Item 13.    Exhibits, List and Reports on Form 8-K.

         (a) 2.  Exhibits

                 3-A       Certificate of Incorporation (1)
                 3-B       By-Laws (2)
                 10-AA     Office Lease dated as of February 27, 1995 between
                           Registrant and El Camino Office Investments, as
                           amended (3)
                 10-FF     Registrant's 1991 Stock Option Plan (2)
                 10-GG     Registrant's 1991 Nonemployee Directors Stock Option
                           Plan (2).
                 10-JJ     Employment Agreement dated October 30, 1991 between
                           Registrant and Kenneth H. Haas (2).
                 10-KK     Employment Agreement dated October 30, 1992 between
                           Registrant and Gary Fine (5).
                 10-NN     Modification No. 3 to Office Lease dated February
                           27, 1995 (5).
                 10-OO     Seven-Year Senior Convertible Note Purchase Agreement
                           dated April 19, 1996 (6).
                 10-PP     Form of Senior Convertible Note (6).
                 10-QQ     Agreement to exchange convertible debt for preferred

                           stock and warrants.
                 10-RR     Series B Preferred Stock Purchase Agreement dated
                           March 19, 1997 (7).
                 11.1      Statement Regarding Computation of Net Loss Per Share.
                 20        Definitive form of Proxy Statement for the Annual Meeting
                           of Stockholders to be held December 8, 1997 (4).
                 21        Subsidiaries of Registrant (1).
                 23        Consent of Ernst & Young LLP, Independent Auditors.
                 25        Power of Attorney - See page 37 hereof.
                 27        Financial Data Schedule.

         (b) Reports on Form 8-K

             No reports have been filed for the fiscal year ended June 30,1997.

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

(4) The Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1997.

(5) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 and incorporated herein by reference.

(6) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference.

(7) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 and incorporated herein by reference.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       INTELLICORP, INC.



                                       By: /s/ Kenneth H. Haas
                                          --------------------------------------
                                           Kenneth H. Haas
                                           Director and President


                                           Date: September 26, 1997

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

            Signature                             Title                           Date
            ---------                             -----                           ----
/s/ Kenneth H. Haas                     Director and President              September 26, 1997
-------------------------------         (Principal Executive Officer)
Kenneth H. Haas


/s/ Daniel R. Menudier                  Chief Accounting Officer            September 26, 1997
-------------------------------         and Controller
Daniel R. Menudier

/s/ Katharine C. Branscomb              Director                            September 26, 1997
-------------------------------
Katharine C. Branscomb


/s/ Joseph A. Graziano                  Director                            September 26, 1997
-------------------------------
Joseph A. Graziano


/s/ Norman J. Wechsler                  Director                            September 26, 1997
-------------------------------
Norman J. Wechsler


/s/ Arthur W. Berry                     Director                            September 26, 1997
-------------------------------
Arthur W. Berry