Form 10QSB
period 1997-09-30
INTELLICORP INC
filed 1997-11-13
CIK 730169

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

           For the transition period from ____________ to ____________

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

                               YES [X]   NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                            Outstanding as of
               Class                        October 30, 1997
               -----                        ----------------
               Common stock,
               $.001 par value              13,486,580 shares

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                             Page

    Item 1.    Financial Statements
               Condensed Consolidated Balance Sheets.........................3
               Condensed Consolidated Statements of Operations...............4
               Condensed Consolidated Statements of Cash Flows...............5
               Notes to Condensed Consolidated Financial Statements........6-7

    Item 2.    Management's Discussion and Analysis of
               Financial Conditions and Results of Operations.............8-10


PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K.............................11

SIGNATURES..................................................................12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                             September 30,       June 30,
(In thousands)                                   1997             1997(1)
                                             -------------    -------------
                                              (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                       $  2,894         $ 4,363
Short-term investments                             4,122           2,029
Accounts receivable, net                           6,567           4,830
Other current assets                                 259             132
                                                --------         -------
    Total current assets                          13,842          11,354

Property and equipment, net                          365             334
Capitalized software, net                            138             188
Other assets                                         114             188
                                                --------         -------


Total                                           $ 14,459         $12,064
                                                ========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                $    854         $   650
Accrued compensation                                 748             771
Other current liabilities                          1,319           1,246
Deferred revenues                                  2,799           1,849
                                                --------         -------
    Total current liabilities                      5,720           4,516


Convertible notes                                  1,600           1,600

Stockholders' equity:
Preferred stock                                    7,893           7,893
Common stock                                      46,008          45,080
Accumulated deficit                              (46,762)        (47,025)
                                                --------         -------
    Total stockholders' equity                     7,139           5,948
                                                --------         -------

Total                                           $ 14,459         $12,064
                                                ========         =======


(1) The consolidated balance sheet at June 30, 1997, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Three months ended
(In thousands, except                     September 30,
per share amounts)                   -----------------------
                                       1997           1996
                                     --------       --------
                                           (unaudited)

Revenues:
    Software                         $  2,900       $  1,013
    Contract services                   1,335            828
    Other services                        545            414
                                     --------       --------
    Total revenues                      4,780          2,255
                                     --------       --------

Costs and expenses:
    Cost of revenues:
       Software                           262            334
       Contract services                  680            521
       Other services                     177            103
    Research and development            1,072            840
    Marketing, general, and
       administrative                   2,151          1,422
                                     --------       --------
    Total costs and expenses            4,342          3,220
                                     --------       --------


Income / (loss) from operations           438           (965)

Other income (expense), net                24             15
                                     --------       --------

Income / (loss) before taxes              462           (950)

Provision for income taxes                 37             31
                                     --------       --------

Net income (loss)                    $    425       $   (981)
                                     ========       ========

Series A and Series B Preferred
    stock dividends                      (162)           (50)
                                     --------       --------

Net Income (loss) applicable to
    common stockholders per
    common share                     $   0.02       $  (0.08)
                                     ========       ========

Weighted average common
    shares outstanding                 14,896         12,394
                                     ========       ========


See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Three months ended
Increase (decrease) in cash and                               September 30,
    cash equivalents (in thousands)                      ---------------------
                                                          1997          1996
                                                         -------       -------
                                                              (unaudited)

Cash flows from operating activities:
    Net income (loss)                                    $   425       $  (981)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
    Depreciation & amortization                              128           167
    Changes in assets and liabilities:
        Accounts receivable                               (1,737)          (41)
        Other current assets                                (127)         (124)
        Other assets                                          74             -
        Accounts payable                                     204           (87)
        Accrued compensation                                 (23)         (148)
        Other current liabilities                             73          (138)
        Deferred revenues                                    950           (85)
                                                         -------       -------
    Net cash used in operating activities                    (33)       (1,437)
                                                         -------       -------

Cash flows from investing activities:
    Property and equipment purchases                        (109)         (105)
    Capitalization of software development                     -           (91)
    Purchase of short-term investments                    (3,078)
    Maturities of short-term investments                     985           982
                                                         -------       -------
Net cash provided by (used in) investing activities       (2,202)          786
                                                         -------       -------

Cash flows from financing activities -
    Cash collected from exercise of warrants                 712
    Cash collected from sale of stock                         54            14
                                                         -------       -------
Net cash provided by financing activities                    766            14
                                                         -------       -------

Decrease in cash and cash equivalents                     (1,469)         (637)
Cash and cash equivalents, beginning of period             4,363         3,142
                                                         -------       -------

Cash and cash equivalents, end of period                 $ 2,894       $ 2,505
                                                         =======       =======


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended June 30, 1997, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, the interim statements reflect all adjustments (consisting of normal recurring entries) which are necessary for a fair presentation of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

2. NET INCOME / LOSS PER COMMON SHARE. Net income / loss per common share is computed by dividing net income / loss by the weighted average shares of common stock outstanding plus dilutive common stock equivalents. Certain common stock equivalents are excluded as their effect would be antidilutive. For the three month periods ended September 30 1997 and 1996, the net income / loss per share has been adjusted to reflect the issuance of preferred stock dividends.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact is expected to result in no change to income / loss per share for the three month periods ending September 30, 1997 and 1996.

3. SIGNIFICANT CUSTOMERS AND EXPORT SALES. A related party accounted for 27% ($1,305,000) and 14% ($306,000) of the total revenues for the three month periods ended September 30, 1997 and 1996, respectively. One other customer accounted for 14% ($305,000) of total revenues for the three months ended September 30, 1996.

4. INCOME TAXES. The Company's provision for income taxes of $37,000 for the three months ended September 30, 1997 is attributable to income taxes (Alternative Minimum Tax) and foreign withholding taxes. The provision for income taxes of $31,000 for the three months ended September 30, 1996 is attributable to foreign withholding taxes.


5. CONVERTIBLE NOTES. In April 1996, the Company issued $3,400,000 of seven-year unsecured senior convertible notes. Interest only is payable semi-annually in October and April at 10% per annum. Interest payments for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. On June 27, 1996, the noteholders agreed to exchange notes totaling $1,800,000 for preferred stock and warrants (see note 6).

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

6. PREFERRED STOCK. On June 27, 1996, the Company agreed to issue 580,645 shares of preferred stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for the conversion of $1,800,000 of the convertible notes. Such preferred shares and warrants were valued at $2,932,000, net of issue costs. Each share of the preferred stock is convertible into two common shares, subject to adjustments, and carries 10% mandatory cumulative dividends. The dividends for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. The cumulative dividends payable as of September 30, 1997 were approximately $83,000.

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

      On March 19, 1997, the Company issued 5,000 shares of 8% convertible Series B Preferred Stock at $1,000 per share. Each share is convertible into 500 shares of common stock, subject to adjustments, at $2.00 per share. The dividends for the first year are payable at the Company's option in cash or in common stock valued at 90% of the 20 day average bid price preceding the distribution due date. On July 31, 1997, the Company issued 55,456 shares of common stock for payment of dividends. The cumulative dividends payable as of September 30, 1997 were approximately $74,000.

7. WARRANTS. On September 17, 1997 warrants to purchase 350,000 shares of common stock at $2.035 per share were exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other than statements of historical fact, the statements made in this report on Form 10-QSB are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Results of Operations" and "Liquidity and Capital Resources" below and in "Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

      In particular, it is important to note that achievement of revenue goals is affected by numerous factors beyond the Company's control, including competitors' product introductions, market price competition and market acceptance of the Company's products. Historical results of the Company may not be indicative of future operating results.


RESULTS OF OPERATIONS

The Company's total revenue is derived from three sources: software licenses, contract services and other services including product support and training. Total revenues were $4,780,000 for the three months ending September 30, 1997, compared to $2,255,000 for the same period in the prior year. This represents a 112% increase over the same period a year ago. Domestic revenues increased by $2,289,000 (167%) during the three month period ended September 30, 1997 compared to the three months ended September 30, 1996, primarily due to increased sales of the Company's Live Model for R/3 product and revenue recognized related to the August 1997 Joint License and Development Agreement with SAP AG. Export revenues increased by $236,000 (27%) from the same prior year period. European sales increased $286,000 (56%) compared to the same prior year period, while Pacific Rim and Latin America sales decreased $50,000 (13%) compared to the same prior year period.

      Software revenues for the first three months ended September 30, 1997 increased 186% compared to the same period in the prior year. This increase is attributable to increased revenue related to the Company's LiveModel: SAP R/3 Edition product (including revenue related to the Joint Development and License Agreement with SAP AG). Total revenues related to LiveModel: SAP R/3 were $2,763,000 (95% of total software sales) for the three months ended September 30, 1997 compared to sales of $791,000 (78% of total software sales) for the same period a year ago. The increase in revenue related to LiveModel: SAP R/3 Edition sales was offset by a decrease in sales of the Company's other Live Model products, PowerModel Products, and Kappa PC products which were $0, $56,000 (2% of total software sales), and $11,000 (less than 1% of total software sales) respectively, for the three months ended September 30, 1997 compared to $12,000 (1% of total software sales), $118,000 (12% of total software sales), and $28,000 (3% of total software sales) respectively, for the same period a year ago. Sales of the Company's Lisp-based KEE products remained about the same at $65,000 (2% of total software sales) for the three months ended September 30, 1997 compared to $64,000 (6% of total software sales) for the same period a year ago. The Company's Live Analyst product, introduced in June 1997, had sales of $5,000 (less than 1% of total software sales) for the three month period ended September 30, 1997.

      Contract services revenues increased 61% during the first quarter of 1998 compared to the same period a year ago. The increase is primarily due to revenue from consulting related to LiveModel: SAP R/3 which increased to $784,000 for the three months ended September 30, 1997 compared to $374,000 for the same period a year ago. Additionally, PowerModel consulting revenue increased to $551,000 compared to $403,000 for the prior year period.

      Other services revenue, which consists primarily of training and product support, increased 32% for the first quarter of 1998 compared to the same period a year ago. The increase is mainly due to product support and training revenues related to the LiveModel: SAP R/3 product.

      Gross margin, as a percentage of total revenues for the three months ended September 30, 1997 was 77% compared to 58% in the same period in the prior year. Software margins were 91% for the three months ended September 30,1997 compared to 67% for the same period in the prior year. The increase in software margins was due to increased sales volume on a relatively fixed cost base. Contract services margins were 49% for the three months ended September 30, 1997 compared to 37% for the same period in the prior year. The increase is attributable to the higher rates Intellicorp consultants were able to command in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. Other services margins were 68% for the three months ended September 30, 1997 compared to 75% in the same period in the prior year. This decrease in margins is attributable to higher training costs.

      Research and development (R&D) expenses increased $232,000 (28%) during the three months ended September 30, 1997 from the same prior year period. No software development costs were capitalized in the current quarter while $91,000 of software development costs were capitalized in the same prior year quarter. R&D expenses, as a percentage of total revenues for the three months ended September 30, 1997 were 22% compared to 37% in the same prior year period.

      Marketing, general and administrative expenses increased $729,000 during the three months ended September 30, 1997, compared to the prior year quarter. The increase is due to several factors, including, labor costs, contractor and consultant fees, recruiting costs, and trade show expenses. In total, marketing, general and administrative expenses were 45% of revenues for the three months ended September 30, 1997, compared to 63% of revenues for the same period last year. This decrease as a percentage of revenues is due to the relatively fixed nature of certain marketing, general and administrative expenses.

      Other income, net, which includes interest income and expense, increased by $9,000 for the three months ended September 30, 1997 compared to the same period in the prior year. The increase is due to higher interest earned as a result of the higher short term investment balances in the first quarter of fiscal 1998 compared to the same period in the prior year

      The provision for income taxes of $37,000 for the three months ended September 30, 1997 is due to income (Alternative Minimum Tax) and foreign withholding taxes incurred. This compares to $31,000 of foreign withholding taxes for the prior year period. For the first quarter of fiscal 1997, the Company reported net income of $425,000 ($0.02 per common share after deducting preferred stock dividends), compared to a net loss of $981,000 ($0.08 per common share after deducting preferred stock dividends) in the first quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, cash, cash equivalents and short-term investments were $7,016,000 compared to $2,505,000 at September 30, 1996. $33,000 of cash was used in operations during the first quarter of fiscal 1998, compared to $1,437,000 in the same period in the prior year. The decrease in cash used in operations is primarily due to the Company having a net profit of $425,000 in the first quarter of fiscal 1998 compared to a net loss of $981,000 in the first quarter of fiscal 1997, an increase in deferred revenue of $950,000 in the first quarter of fiscal 1998 compared to a decrease in deferred revenue of $85,000 in the first quarter of fiscal 1997, and an increase in accounts payable of $204,000 in the first quarter of fiscal 1998 compared to a decrease in accounts payable of $87,000 in the first quarter of fiscal 1997. These increases are offset by an increase in accounts receivable of $1,737,000 in the first quarter of fiscal 1998 compared to an increase in accounts receivable of just $41,000 in the first quarter of fiscal 1997. Cash used in investing activities was $2,202,000 in the first quarter of fiscal 1998 compared to $786,000 provided by investing activities in the first quarter of fiscal 1997. The increase in cash used in investing activities was due to purchases of short term investments totaling $3,078,000 in the first quarter of fiscal 1998. These purchases were made possible as a result of the Company's improved cash position for the three months ended September 30, 1997 compared to the prior year period. Cash provided by financing activities increased to $766,000 for the first quarter of fiscal 1998 compared to $14,000 for the first quarter of fiscal 1997. The increase is primarily due to cash received on September 17, 1997 upon exercise of warrants to purchase 350,000 shares of the Company's common stock at $2.035 per share.

      Management's plans for fiscal year 1998 anticipate sufficient revenues so as not to require additional capital resources. However, the Company may, from time to time, raise additional capital through debt or equity financing to take advantage of market opportunities. There can be no assurance, however, that the Company will be able to raise additional capital on favorable terms, if at all. If revenues for fiscal 1998 do not meet management's expectations, and additional financings are not available, management has the ability and may further reduce certain expenditures to lower the Company's cost base, if required. As a result of these factors, the Company believes its cash and cash equivalents at September 30, 1997 and expected cash generated from operations will be adequate to fund its operations during fiscal 1998.

PART II.       OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

            11.1  - Statement Regarding Computation of Net Income / (Loss) per
                    share.

            27    - Financial Data Schedule.

c)    Reports on Form 8-K

            No reports have been filed for the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTELLICORP, INC.


                                    /s/ Kenneth A. Czaja
                                    --------------------------------
                                    Kenneth A. Czaja
                                    Chief Financial Officer

                                INDEX TO EXHIBITS


            Exhibit
            No.         Description
            -------     -----------

            11.1        Statement Regarding Computation of Net Income / (Loss)
                        Per Share

            27          Financial Data Schedule