Form 10QSB
period 1997-12-31
INTELLICORP INC
filed 1998-02-17
CIK 730169

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES ACT OF 1934

                 For the transition period from ______ to ______

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

                                 (650) 965-5500
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                YES [X]    NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                            Outstanding as of
               Class                        January 31, 1998
               ---------------              ----------------
               Common stock,
               $.001 par value              13,642,385 shares

                      This document is comprised of pages.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                    Page
                                                                                  ----
    Item 1.    Financial Statements
               Condensed Consolidated Balance Sheets................................3
               Condensed Consolidated Statements of Operations......................4
               Condensed Consolidated Statements of Cash Flows......................5
               Notes to Condensed Consolidated Financial Statements...............6-7

    Item 2.    Management's Discussion and Analysis of
               Financial Conditions and Results of Operations.....................8-9
               Liquidity and Capital Resources...................................9-10
               Year 2000 Issue.....................................................10

PART II.  OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security Holders.................11

    Item 6.    Exhibits and Reports on Form 8-K....................................11

SIGNATURES.........................................................................12

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                       December 31,  June 30,
(In thousands)                            1997        1997(1)
                                        --------     --------
                                       (unaudited)
Assets
Current assets:
Cash and cash equivalents               $  6,245     $  4,363
Short-term investments                     2,134        2,029
Accounts receivable, net                   5,971        4,830
Other current assets                         263          132
                                        --------     --------
    Total current assets                  14,613       11,354

Property and equipment, net                  564          334
Capitalized software, net                     89          188
Other assets                                 103          188
                                        --------     --------


Total                                   $ 15,369     $ 12,064
                                        ========     ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                        $    950     $    650
Accrued compensation                         917          771
Other current liabilities                  1,648        1,246
Deferred revenues                          2,295        1,849
                                        --------     --------
    Total current liabilities              5,810        4,516


Convertible notes                          1,600        1,600

Stockholders' equity:
Preferred stock                                1            1
Common stock                                  14           13
Additional paid - in capital              54,215       52,959
Accumulated deficit                      (46,271)     (47,025)
                                        --------     --------
    Total stockholders' equity             7,959        5,948
                                        --------     --------

Total                                   $ 15,369     $ 12,064
                                        ========     ========

(1) The consolidated balance sheet at June 30, 1997, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three months ended          Six months ended
  (In thousands, except                    December  31,              December  31,
  per share amounts)                   ----------------------     ----------------------
                                          1997         1996          1997        1996
                                       ---------     --------     --------     ---------
                                             (unaudited)               (unaudited)
Revenues:
    Software                            $  3,459     $  1,424     $  6,359     $  2,437
    Contract services                      1,361        1,248        2,696        2,076
    Other services                           696          339        1,241          753
                                        --------     --------     --------     --------
    Total revenues                         5,516        3,011       10,296        5,266
                                        --------     --------     --------     --------

Costs and expenses:
    Cost of revenues:
       Software                              210          233          472          567
       Contract services                     724          751        1,404        1,272
       Other services                        208          176          385          279
    Research and development               1,337          806        2,409        1,646
    Marketing, general, and
       administrative                      2,384        1,675        4,535        3,097
                                        --------     --------     --------     --------
    Total costs and expenses               4,863        3,641        9,205        6,861
                                        --------     --------     --------     --------


Income (loss) from operations                653         (630)       1,091       (1,595)

Other income (expense), net                   67           (8)          91            7
                                        --------     --------     --------     --------

Income (loss) before provision
    for income taxes                         720         (638)       1,182       (1,588)

Provision for income taxes                    69           30          106           61
                                        --------     --------     --------     --------

Net Income (loss)                       $    651     $   (668)    $  1,076     $ (1,649)
                                        ========     ========     ========     ========

Series A and Series B Preferred
    stock dividends                         (160)         (45)        (322)         (90)
                                        --------     --------     --------     --------

Income (loss) available to
    Common shareholders                 $    491     $   (713)    $    754     $ (1,739)
                                        ========     ========     ========     ========

Net Income (loss) per share - basic     $   0.04     $  (0.06)    $   0.06     $  (0.14)
                                        ========     ========     ========     ========

Net Income (loss) per share - diluted   $   0.03     $  (0.06)    $   0.05     $  (0.14)
                                        ========     ========     ========     ========

Weighted average common
      shares outstanding - basic          13,471       12,435       13,258       12,415
                                        ========     ========     ========     ========

Weighted average common
    shares outstanding - assuming
    dilution                              15,143       12,435       15,023       12,415
                                        ========     ========     ========     ========



See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six months ended
Increase (decrease) in cash and                                    December 31,
    cash equivalents (in thousands)                           ---------------------
                                                                1997          1996
                                                              -------       -------
                                                                   (unaudited)
Cash flows from operating activities:
    Net income / (loss)                                       $ 1,076       $(1,649)
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
    Depreciation and amortization                                 258           367
    Issue costs of preferred stock and warrants                     -           (13)
    Issuance of common stock in lieu of interest payment           90           119
    Changes in assets and liabilities:
        Accounts receivable                                    (1,141)         (841)
        Other current assets                                     (131)          (65)
        Other assets                                               85            (5)
        Accounts payable                                          300           (71)
        Accrued compensation                                      146           (52)
        Other current liabilities                                 402          (250)
        Deferred revenues                                         446            19
                                                              -------       -------
    Net cash provided by (used in) operating activities         1,531        (2,441)
                                                              -------       -------

Cash flows from investing activities:
    Property and equipment purchases                             (389)         (291)
    Purchase of short-term investments                         (3,620)          (91)
    Maturities of short-term investments                        3,515           982
                                                              -------       -------
Net cash provided by (used) in investing activities              (494)          600
                                                              -------       -------

Cash flows from financing activities:
    Cash collected from exercise of warrants                      712             -
    Cash collected from sale of stock                             133           522
                                                              -------       -------
Net cash provided by financing activities                         845           522

Increase (decrease) in cash and cash equivalents                1,882        (1,319)
Cash and cash equivalents, beginning of period                  4,363         3,142
                                                              -------       -------

Cash and cash equivalents, end of period                      $ 6,245       $ 1,823
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

2. EARNINGS PER SHARE. In 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced primary and fully diluted earnings per share under APB 15 with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings (loss) per share.

(in thousands, except per share amounts)
                                           Three Months Ended        Six Months Ended
                                               December 31,             December 31,
                                         ------------------------  --------------------
                                           1997         1996         1997         1996
                                         --------     ------       -------      -------
Numerator:
     Net income / (loss)                 $    651     $ (668)      $ 1,076      $(1,649)
     Preferred stock dividends               (160)       (45)         (322)         (90)
                                         --------     ------       -------      -------
     Income / (loss) available to             491       (713)          754       (1,739)
    common shareholders
                                         ========     =======      ========     =======

Denominator:
Average shares outstanding-basic          13,471       12,435       13,258       12,415
Effect of dilutive securities:
Employee and director stock options        1,570                     1,589
Warrants                                     102                       176
                                         --------     ------       -------      -------
Average shares outstanding-               15,143      12,435        15,023       12,415
      assuming dilution
                                         ========     =======      ========     =======

Earnings (loss) per share-basic            $0.04      $(0.06)        $0.06      $(0.14)
                                         ========     =======      ========     =======

Earnings (loss) per share-assuming         $0.03      $(0.06)        $0.05      $(0.14)
dilution
                                         ========     =======      ========     =======

3. SIGNIFICANT CUSTOMERS AND EXPORT SALES. A related party accounted for 20% ($1,120,000) and 24% ($2,424,000), respectively, of the total revenues for the three and six month periods ended December 31, 1997 and 23% ($682,000) and 19% ($988,000), respectively, of the revenue for the three and six month periods ended December 31, 1996. A commercial customer accounted for 15% ($838,000) of total revenues for the three month period ended December 31, 1997. One other customer accounted for 10% ($312,000) and 12% ($617,000), respectively, of total revenues for the three and six month periods ended December 31, 1996.

4. INCOME TAXES. The Company's provision for income taxes of $69,000 and $106,000, respectively, for the three and six months ended December 31, 1997 is attributable to income taxes (Alternative Minimum Tax) and foreign withholding taxes. The provision for income taxes of $30,000 and $61,000, respectively, for the three and six months ended December 31, 1996 is attributable to foreign withholding taxes.

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

6. PREFERRED STOCK. On June 27, 1996, the Company agreed to issue 580,645 shares of preferred stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for the conversion of $1,800,000 of the convertible notes. Such preferred shares and warrants were valued at $2,932,000, net of issue costs. Each share of the preferred stock is convertible into two common shares, subject to adjustments, and carries 10% mandatory cumulative dividends. The dividends for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. The cumulative dividends payable as of December 31, 1997 were approximately $33,000.
     The warrants are exercisable immediately, and expire in 2006. The Company can redeem the warrants anytime after five years, if the common stock trades at or above $6.00 per share, by paying a redemption price of $0.01 per warrant share.
     The preferred stock and warrants were issued in August 1996. The common shares issuable on conversion of preferred stock, the exercise of warrants or payment of dividends were registered for resale on December 23, 1996.
     On March 19, 1997, the Company issued 5,000 shares of 8% convertible Series B Preferred Stock at $1,000 per share. Each share is convertible into 500 shares of common stock, subject to adjustments, at $2.00 per share. The dividends for the first year are payable at the Company's option in cash or in common stock valued at 90% of the 20 day average bid price preceding the distribution due date. On October 31, 1997, the Company issued 24,329 shares of common stock for payment of dividends. The cumulative dividends payable as of December 31, 1997 were approximately $74,000.

7. WARRANTS. On September 17, 1997 warrants to purchase 350,000 shares of common stock at $2.035 per share were exercised.

8. SUBSEQUENT EVENT. On January 23, 1998, the Company entered into an asset purchase agreement with Deloitte & Touche Consulting Group/ICS to purchase the Universal Portable Interface technology. The purchase price included $3,000,000 in cash and 1,000,000 shares of the Company's Common Stock, subject to adjustment under certain conditions. The acquisition will be accounted for by the purchase method of accounting. The Company is currently undertaking a purchase price allocation analysis and anticipates that most of the purchase price will be allocated between developed and in-process technology.

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



RESULTS OF OPERATIONS


    The Company's total revenue is derived from three sources: software licenses, contract services and other services including product support and training. Total revenues were $5,516,000 and $10,296,000, respectively, for the three and six months ending December 31, 1997, compared to $3,011,000 and $5,266,000, respectively, for the same periods in the prior year. This represents an 83% and 96% increase, respectively, for the three and six month periods ended December 31, 1997 compared to the same prior year periods. Domestic revenues increased by $2,429,000 (127%) and $4,718,000 (143%) during the three and six month periods ended December 31, 1997 compared to the same prior year periods, primarily due to increased sales of the Company's Live Model for R/3 product and revenue recognized related to the August 1997 Joint License and Development Agreement with SAP AG. Export revenues increased by $76,000 (7%) and $312,000 (16%), respectively, for the three and six month periods ended December 31, 1997 compared to the same prior year periods. European sales increased $270,000 (39%) and $556,000 (46%) compared to the same prior year periods, while Pacific Rim and Latin America sales decreased $194,000 (49%) and $244,000 (31%) compared to the same prior year periods. The decrease in revenue in the Pacific Rim and Latin American market was due in part, to a deferral of revenue taken in the second quarter of the fiscal year as a conservative measure.
    Software revenues for the three and six month periods ended December 31, 1997 increased 143% and 161% compared to the same periods in the prior year. This increase is attributable to increased revenue related to the Company's
LiveModel: SAP R/3 Edition product (including revenue related to the Joint License and Development Agreement with SAP AG). Total revenues related to
LiveModel: SAP R/3 were $3,297,000 and $6,060,000 (95% of total software sales in each period), respectively, for the three and six months ended December 31, 1997 compared to sales of $1,238,000 (87% of total software sales) and $2,029,000 (83% of total software sales), respectively, for the same periods a year ago.
    PowerModel revenues represented 1% and 2% of software revenues for the three and six month periods ended December 31, 1997 compared to 9% and 10% of software revenue in the same periods a year ago. Other software products represent 4% and 3%, respectively, of total software revenues for the three and six month periods ended December 31, 1997 compared to 4% and 7%, respectively, of software revenue in the prior year period.
    Contract services revenues increased 9% (from $1,248,000 to $1,361,000) and 30% (from $2,076,000 to $2,696,000), respectively, for the three and six month periods ended December 31, 1997 compared to the prior year periods. Revenue from consulting related to LiveModel SAP: R/3 decreased by 17% (from $1,011,000 to $841,000) for the three month period ended December 31, 1997 compared to the prior year period, while increasing 17% (from $1,385,000 to $1,625,000) for the six month period ending December 31, 1997 compared to the prior year. Other consulting revenue increased from $237,000 and $691,000, respectively, for the three and six month periods ended December 31, 1996 to $520,000 and $1,071,000 for the same periods in the current year. The increase is attributable to the Company's ability to capitalize on the growth in demand for consulting services.
    Other services revenue, which consists primarily of training and product support, increased 105% and 65% for the three and six month periods ended December 31, 1997 compared to the prior year. The increase is primarily due to product support and training revenues related to the

LiveModel: SAP R/3 product offset partially by reduced support and training revenues related to PowerModel.
    Gross margin, as a percentage of total revenues for the three and six months ended December 31, 1997 was 79% and 78% compared to 61% and 60% in the same periods in the prior year. Software margins were 94% and 93% for the three and six months ended December 31,1997 compared to 84% and 77% for the same period in the prior year. The increase in software margins was due to increased sales volume on a relatively fixed cost base. Contract services margins were 47% and 48% for the three and six month periods ended December 31, 1997 compared to 40% and 39% for the same period in the prior year. The increase is attributable to higher rates charged by the Company as a result of increasing demand for consulting services and higher utilization rates of the Company's employee consultants. Other services margins were 70% and 69% for the three and six months ended December 31, 1997 compared to 48% and 63% in the same prior year periods. The significant improvement for the three months ended December 31, 1997 compared to the prior year period is due to increased revenue on a relatively fixed cost base. Additionally, higher cost non-employee consultants have been replaced with lower cost full time employees.
    Research and development (R&D) expenses increased $531,000 (66%) and $763,000 (46%) during the three and six months ended December 31, 1997 from the same prior year periods. The increases are due to increased headcount and higher labor costs related to continuing development on LiveModel: SAP R/3. R&D expenses, as a percentage of total revenues for the three and six months ended December 31, 1997 were 24% and 23% compared to 27% and 31% in the same prior year period.
    Marketing, general and administrative expenses increased $709,000 and $1,438,000 during the three and six months ended December 31, 1997, compared to the prior year quarter. The increases are due to several factors, including, labor costs, contractor and consultant fees, recruiting costs, and trade show expenses. In total, marketing, general and administrative expenses were 43% and 44% of revenues for the three and six months ended December 31, 1997, compared to 56% and 59% of revenues for the same periods last year. This decrease as a percentage of revenues is due to the relatively fixed nature of certain marketing, general and administrative expenses.
    Other income, net, which includes interest income and expense, increased by $75,000 and $84,000 for the three and six months ended December 31, 1997 compared to the same period in the prior year. The increase is due to higher interest earned as a result of the higher short term investment balances in the first two quarters of fiscal 1998 compared to the same period in the prior year
    The provision for income taxes of $106,000 for the six months ended December 31, 1997 is due to income taxes (Alternative Minimum Tax) and foreign withholding taxes incurred. This compares to $61,000 of foreign withholding taxes for the prior year period. For the six months ended December 31, 1997, the Company reported net income of $1,076,000 ($0.06, basic, and $0.05, diluted, per common share after deducting preferred stock dividends), compared to a net loss of $1,649,000 ($0.14, both basic and diluted, per common share after deducting preferred stock dividends) in the first half of fiscal 1997.



LIQUIDITY AND CAPITAL RESOURCES


At December 31, 1997, cash, cash equivalents and short-term investments were $8,379,000 compared to $1,823,000 at December 31, 1996. $1,531,000 of cash was provided by operations during the first half of fiscal 1998, compared to $2,441,000 used in operations in the same period in the prior year. The decrease in cash used in operations is primarily due to the Company having a net profit of $1,076,000 in the first half of fiscal 1998 compared to a net loss of $1,649,000 in the first half of fiscal 1997, an increase in accounts payable of $300,000 in the first half of fiscal 1998 compared to a decrease of $71,000 in the first half of fiscal 1997, an increase in other current liabilities of $402,000 in the first half of fiscal 1998 compared to a decrease of $250,000 in the first half of fiscal 1997, and an increase in deferred revenue of $446,000 in the first half of fiscal 1998 compared to an increase of $19,000 in the first half of fiscal 1997. These increases are offset by an increase in accounts receivable of $1,141,000 in the first half of fiscal 1998 compared to an increase in accounts receivable of $841,000 in the first half of fiscal 1997.
    Cash used in investing activities was $494,000 in the first half of fiscal 1998 compared to $600,000 provided by investing activities in the first half of fiscal 1997. The increase in cash used in investing activities was due to purchases of short term investments exceeding maturities of short term investments by $105,000, whereas in the first half of fiscal 1997 maturities of short term investments exceeded purchases by $891,000. These purchases were made possible as a result of the Company's improved cash position for the six months ended December 31, 1997 compared to the prior year period.
    Cash provided by financing activities increased to $844,000 for the first half of fiscal 1998 compared to $522,000 for the first half of fiscal 1997. The increase is primarily due to cash received upon exercise of warrants to purchase 350,000 shares of the Company's common stock at $2.035 per share in the first half of fiscal 1998 compared to the sale of 307,692 shares of common stock for $1.625 per share to an existing shareholder in the first half of fiscal 1997.

    Management's plans for fiscal year 1998 anticipate sufficient revenues so as not to require additional capital resources. However, the Company may, from time to time, raise additional capital through debt or equity financing to take advantage of market opportunities. There can be no assurance, however, that the Company will be able to raise additional capital on favorable terms, if at all. If revenues for fiscal 1998 do not meet management's expectations, and additional financings are not available, management has the ability and may further reduce certain expenditures to lower the Company's cost base, if required. As a result of these factors, the Company believes its cash and cash equivalents at December 31, 1997 and expected cash generated from operations will be adequate to fund its operations during fiscal 1998.

YEAR 2000 ISSUE

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the year 2000 Issue. The year 2000 issue is the result of computer programs being written using two digits rather than four to define applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Additionally, the costs required to modify existing systems are not expected to be significant.
    All of the software products sold by the Company are currently year 2000 compliant.

PART II.       OTHER INFORMATION

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on December 8, 1997. The number of shares outstanding on the record date for that meeting was 13,420,144. At the meeting, stockholders voted on the following matters:

     1. Election of the four nominees as directors to hold office until the next annual meeting of stockholders and until their successors are elected as follows:

                                               Votes                 Votes
                                                For                Withheld
                                               ----                --------
               Kenneth H. Haas              11,771,591              438,263
               Katharine C. Branscomb       11,100,672            1,149,182
               Joseph A. Graziano           11,772,418              477,436
               Norman J. Wechsler           11,798,831              451,023
               Arthur W. Berry              11,799,231              450,623

     2. Approval of an amendment to the Company's 1991 Non-employee Director's Stock Option Plan to increase the aggregate number of shares authorized for issuance under such plan by 150,000 shares as follows:

               Votes for                    11,068,496
               Votes against                 1,009,209
               Votes abstaining                 53,764
               Broker non-votes                118,385

     3. Approval of an amendment to the Company's Restated Certificate of Incorporation to increase the aggregate number of authorized shares of Common Stock by 30,000,000 as follows:

               Votes for                    10,486,490
               Votes against                 1,715,595
               Votes abstaining                 47,769
               Broker non-votes                      0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits
               27 - Financial Data Schedule.

b)      Reports on Form 8-K

               No reports have been filed for the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTELLICORP, INC.


                                    /s/ Kenneth A. Czaja
February 17, 1998                  ----------------------
                                    Kenneth A. Czaja
                                    Chief Financial Officer

                                INDEX TO EXHIBITS

        Exhibit                                                  Sequentially
        No.                       Description                    Numbered Page
        ------                    -----------                    -------------
        27                        Financial Data Schedule

