Form 10QSB
period 1998-03-31
INTELLICORP INC
filed 1998-05-20
CIK 730169

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

             For the transition period from __________ to __________

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

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                            Outstanding as of
      Class                                   April 30, 1998
      -----                                 -----------------
      Common stock,
      $.001 par value                       14,868,559 shares

                    This document is comprised of 13 pages.

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                              Page
                                                                               ----
    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets............................    3
            Condensed Consolidated Statements of Operations..................    4
            Condensed Consolidated Statements of Cash Flows..................    5
            Notes to Condensed Consolidated Financial Statements.............  6-7

    Item 2. Management's Discussion and Analysis of
            Financial Conditions and Results of Operations................... 8-10

PART II.    OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K..................................  11

SIGNATURE.....................................................................  12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                               March 31,         June 30,
(In thousands)                                   1998            1997(1)
                                              -----------        --------
                                              (unaudited)
Assets
Current assets:
Cash and cash equivalents                       $  5,795         $  4,363
Short-term investments                                --            2,029
Accounts receivable, net                           7,448            4,830
Other current assets                                 243              132
                                                --------         --------
    Total current assets                          13,486           11,354

Purchased Intangibles, net                         1,759               --
Property and equipment, net                          683              334
Capitalized software, net                             74              188
Other assets                                         126              188
                                                --------         --------
Total                                           $ 16,128         $ 12,064
                                                ========         ========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                $  1,103         $    650
Accrued compensation                               1,297              771
Other current liabilities                          1,901            1,246
Deferred revenues                                  2,604            1,849
                                                --------         --------
    Total current liabilities                      6,905            4,516

Convertible notes                                  1,600            1,600

Stockholders' equity:
Preferred stock                                        1                1
Common stock                                          15               13
Additional paid - in capital                      58,071           52,959
Accumulated deficit                              (50,464)         (47,025)
                                                --------         --------
    Total stockholders' equity                     7,623            5,948
                                                --------         --------
Total                                           $ 16,128         $ 12,064
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

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three months ended                 Nine months ended
                                                  March 31,                         March 31,
  (In thousands, except                   -------------------------         -------------------------
  per share amounts)                        1998             1997             1998             1997
                                          --------         --------         --------         --------
                                                 (unaudited)                       (unaudited)
Revenues:
    Software                              $  3,674         $  1,864         $ 10,033         $  4,301
    Contract services                        2,228            1,126            4,924            3,202
    Other services                             935              394            2,176            1,147
                                          --------         --------         --------         --------
    Total revenues                           6,837            3,384           17,133            8,650
                                          --------         --------         --------         --------
Costs and expenses:
    Cost of revenues:
       Software                                207              277              679              844
       Contract services                     1,304              552            2,708            1,824
       Other services                          323              140              708              419
    Research and development                 1,575              993            3,984            2,639
    Marketing, general, and
       administrative                        2,637            1,727            7,172            4,824
    In-process research and
    development charge                       4,800               --            4,800               --
                                          --------         --------         --------         --------
    Total costs and expenses                10,846            3,689           20,051           10,550
                                          --------         --------         --------         --------

Loss from operations                        (4,009)            (305)          (2,918)          (1,900)

Other income (expense), net                      4              (42)              95              (35)
                                          --------         --------         --------         --------
Loss before provision
    for income taxes                        (4,005)            (347)          (2,823)          (1,935)

Provision for income taxes                      30               36              136               97
                                          --------         --------         --------         --------

Net loss                                  $ (4,035)        $   (383)        $ (2,959)        $ (2,032)
                                          ========         ========         ========         ========
Series A and Series B Preferred
    stock dividends                           (158)             (59)            (480)            (148)
                                          --------         --------         --------         --------
Loss available to common
    shareholders                          $ (4,193)        $   (442)        $ (3,439)        $ (2,180)
                                          ========         ========         ========         ========
Basic and diluted net loss
    per share                             $  (0.30)        $  (0.03)        $  (0.25)        $  (0.17)
                                          ========         ========         ========         ========
Shares used in computing basic
    and diluted net loss per share          13,999           12,809           13,505           12,546
                                          ========         ========         ========         ========

See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine months ended
                                                                               March 31,
Increase (decrease) in cash and                                        -------------------------
    cash equivalents (in thousands)                                      1998             1997
                                                                       --------         --------
                                                                              (unaudited)
Cash flows from operating activities:
    Net loss                                                           $ (2,959)        $ (2,032)
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
    In-process research and development charge                            4,800               --
    Depreciation and amortization                                           457              409
    Issue costs of preferred stock and warrants                              --              (39)
    Issuance of common stock in lieu of interest payment                     90              119
    Changes in assets and liabilities:
        Accounts receivable                                              (2,618)          (1,062)
        Other current assets                                               (111)              32
        Other assets                                                         62                4
        Accounts payable                                                    453              (90)
        Accrued compensation                                                501               44
        Other current liabilities                                           175             (155)
        Deferred revenues                                                   755               18
                                                                       --------         --------
    Net cash provided by (used in) operating activities                   1,605           (2,752)
                                                                       --------         --------
Cash flows from investing activities:
    Property and equipment purchases                                       (612)            (287)
    Purchase of assets                                                   (2,572)              --
    Purchase of short-term investments                                   (3,620)             (91)
    Maturities of short-term investments                                  5,649              982
                                                                       --------         --------
Net cash provided by (used) in investing activities                      (1,155)             604
                                                                       --------         --------
Cash flows from financing activities:
    Cash received from exercise of warrants                                 712               --
    Cash received from sale of preferred stock                               --            5,000
    Cash received from sale of common stock                                 270              548
                                                                       --------         --------
Net cash provided by financing activities                                   982            5,548

Increase (decrease) in cash and cash equivalents                          1,432            3,400
Cash and cash equivalents, beginning of period                            4,363            3,142
                                                                       --------         --------
Cash and cash equivalents, end of period                               $  5,795         $  6,542
                                                                       ========         ========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended June 30, 1997, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, the interim statements reflect all adjustments (consisting of normal recurring entries) which are necessary for a fair presentation of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

    On January 23, 1998, the Company entered into an asset purchase agreement with ICS Deloitte Management LLC, an affiliate of Deloitte & Touche, ("D&T") to purchase the Universal Portable Interface ("UPI") technology. In consideration for this asset purchase, the Company paid D&T approximately $2.6 million in cash and 1,000,000 shares of the Company's common stock (with a fair market value of $3.56 per share) and assumed certain liabilities totaling $453,000. The Company's common stock will be issued during the Company's fourth fiscal quarter. The transaction represented an asset purchase (related to the UPI technology) and not the acquisition of a business. Intellicorp intends to significantly change the nature of the revenue producing activity by selling the current UPI product through its direct sales force and indirect sales partners and by incurring significant future research and development expenses to further develop the UPI technology. Therefore, historical financial results of the acquired product's operations are not meaningful for an understanding of the future operations of the Company, and, therefore, pro forma information has not been presented.

    Intangible assets consist of developed technology, customer base, assembled work force, purchased software and goodwill related to the acquisition of assets From D&T accounted for by the purchase method. See Note 3. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets. The intangible assets are amortized over a period of 54 months or less. Acquired in-process research and development without alternative future use was expensed when acquired.

    The Company is currently engaged in discussions with the Securities and Exchange Commission staff regarding the amount allocated to in-process research and development. The Company anticipates the allocation to be finalized when those communications are completed which is anticipated to be in the fourth quarter ending June 30, 1998. The third quarter results of operations reflect a charge in the amount of $4,800,00 related to in-process research and development as indicated below. Any significant decrease of in-process research and development would have a positive effect on the Company's results of operations for the third quarter ended March 31, 1998, and may materially affect future results of operations as a result of increased amortization expense.

2. LOSS PER SHARE. In 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced primary and fully diluted earnings per share under APB 15 with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All loss per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted loss per share.

(in thousands, except per share amounts)

                                                        -----------------------------------------------------
                                                          Three Months Ended             Nine Months Ended
                                                               March 31,                     March 31,
                                                        -----------------------       -----------------------
                                                          1998           1997           1998           1997
                                                        --------       --------       --------       --------
Numerator:
     Net loss                                           $ (4,035)      $   (383)      $ (2,959)      $ (2,032)
     Preferred stock dividends                              (158)           (59)          (480)          (148)
                                                        --------       --------       --------       --------
     Loss available to common shareholders                (4,193)          (442)        (3,439)        (2,180)
                                                        ========       ========       ========       ========
Denominator:
     Weighted average common shares outstanding--basic
      and diluted                                         13,999         12,809         13,505         12,546
     Net loss per share--basic and diluted              $  (0.30)      $  (0.03)      $  (0.25)      $  (0.17)
                                                        ========       ========       ========       ========

3. ASSET PURCHASE AGREEMENT WITH DELOITTE & TOUCHE CONSULTING GROUP/ICS. As described in Note 1, the Company acquired assets related to the UPI technology. The acquisition was accounted for using the purchase method of accounting. The following is a summary of the purchase price allocation:

Liabilities assumed                                                 $  (453,000)
In-process research and development                                   4,800,000
Developed technology                                                  1,500,000
Customer base                                                           160,000
Assembled work force                                                    100,000
Purchased software                                                       10,000
Excess over fair value of assets acquired                                67,500
                                                                    -----------
Total                                                               $ 6,184,500
                                                                    ===========

IN-PROCESS RESEARCH AND DEVELOPMENT

To determine the value of the in-process research and development, the expected future cash flows of the in-process technology were discounted taking into account, the state of development of the in-process "project", the cost to complete that project, the expected income stream, the life cycle of the product ultimately developed, and the associated risks. Such risks include, but are not limited to, the inherent difficulties and uncertainties in completing the project and, thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis resulted in amounts assigned to in-process research and development projects which have not yet reached technological feasibility (as defined and utilized by the Company in assessing software capitalization) and do not have alternative future uses.

DEVELOPED TECHNOLOGY

To determine the value of the developed technology, the expected future cash flows of the existing developed technology were discounted taking into account the characteristics and applications of the product, existing and future markets, the aggregate size and growth rate of the existing and future markets, and assessments of the product sales cycle.

CUSTOMER BASE

Values assigned to the customer base were determined based on existing relationships with customers, the expected income stream solely generated from maintenance support renewals over the next five years, and associated risks. Associated risks included the inherent difficulties and uncertainties in transitioning the business relationships from D&T to the Company.

ASSEMBLED WORKFORCE

To determine the value of the assembled work force, the Company considered the workforce in place (and anticipated to be retained) as of January 23, 1998 and determined the cost to replace that workforce. It specifically estimated the costs to locate, screen and interview candidates, and to train new employees in their new positions. Consequently, the cost approach was utilized to derive the fair value of the assembled work force.

4. SIGNIFICANT CUSTOMERS AND EXPORT SALES. A related party accounted for 15% ($1,051,000) and 20% ($3,475,000), respectively, of the total revenues for the three and nine month periods ended March 31, 1998 and 18% ($608,000) and 18% ($1,596,000), respectively, of the total revenues for the three and nine month periods ended March 31, 1997. Two commercial customers accounted for 11% ($755,000) and 8% ($1,322,000), respectively, of the total revenues for the three and nine month periods ended March 31, and 13% ($448,000) and 8% ($694,000), respectively, of the total revenues for the three and nine month periods ended March 31, 1997.

5. INCOME TAXES. The Company's provision for income taxes of $30,000 and $136,000, respectively, for the three and nine months ended March 31, 1998 is attributable to income taxes (Alternative Minimum Tax) and foreign withholding taxes. The provision for income taxes of $36,000 and $97,000, respectively, for the three and nine months ended March 31, 1997 is attributable to foreign withholding taxes.

6. WARRANTS. On September 17, 1997 warrants to purchase 350,000 shares of common stock at $2.035 per share were exercised.

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

UPI ASSET PURCHASE

On January 23, 1998, the Company entered into an asset purchase agreement with ICS Deloitte Management LLC, an affiliate of Deloitte & Touche, ("D&T") to purchase the Universal Portable Interface technology. In consideration for this asset purchase, the Company paid D&T approximately $2.6 million in cash and 1,000,000 shares of the Company's common stock (with a fair market value of $3.56 per share) and assumed certain liabilities totaling $453,000. The acquisition was accounted for using the purchase method of accounting. For financial reporting purposes, values were assigned to acquired in-process research and development, developed technology, customer base and the assembled workforce.

The Company is currently engaged in discussions with the Securities and Exchange Commission staff regarding the amount allocated to in-process research and development. As indicated below, the third quarter results of operations reflect a significant charge related to in-process research and development. Any significant decrease of in-process research and development would have a positive effect on the Company's results of operations for the quarter ended March 31, 1998, and may materially affect future results of operations as a result of increased amortization expense. See the notes to the financial statements.

RESULTS OF OPERATIONS

The Company's total revenue is derived from three sources: software licenses, contract services and other services including product support and training. Total revenues were $6,837,000 and $17,133,000, respectively, for the three and nine months ending March 31, 1998, compared to $3,384,000 and $8,650,000, respectively, for the same periods in the prior year. This represents a 102% and 98% increase, respectively, for the three and nine month periods ended March 31, 1998 compared to the same prior year periods.

The geographic breakdown of revenue is as follows:

                                       Three months ended                         Nine months ended
                                            March 31,                                  March 31,
                                     ----------------------         %            ----------------------          %
(In thousands)                         1998          1997         Change           1998          1997         Change
                                     --------      --------      --------        --------      --------      --------
North America                        $  5,037      $  2,322           117%       $ 13,043      $  5,610           132%
Europe                                  1,667           759           120%          3,426         1,962            75%
Pacific Rim/Latin America                 133           303           (56%)           664         1,078           (38%)
                                     --------      --------      --------        --------      --------      --------
    Total revenue                    $  6,837      $  3,384           102%       $ 17,133      $  8,650            98%

The geographic revenue as a percentage of revenue is as follows:

                                         Three months ended     Nine months ended
                                             March 31,              March 31,
                                         ------------------     -----------------
                                          1998        1997       1998       1997
                                         ------      ------     ------     ------
North America                              79%         69%         76%       65%
Europe                                     17%         22%         20%       23%
Pacific/Latin America                       4%          9%          4%       12%
                                          ----        ----        ----      ----
                                          100%        100%        100%      100%

    Software revenues for the three and nine month periods ended March 31, 1998, respectively, increased 97% and 133% compared to the same periods in the prior year. Both the three and nine month increases are largely due to increased sales of the Company's LiveModel(TM): SAP(TM) R/3(TM) Edition product and initial sales of the Company's newly acquired UPI product (LiveInterface). Sales of the Company's older PowerModel product line continue to decline over the prior year periods.

    Contract services revenues for the three and nine month periods ended March 31, 1998, increased 98% and 54% compared to the same periods a year ago. Both the three and nine month increases are due primarily to consulting revenue related to LiveModel: SAP R/3 Edition and the configure to order consulting business.

    Other services revenue, which consists primarily of training and product support, increased 137% and 90% during the three and nine months ended March 31, 1998, compared to the same periods a year ago. The increase is primarily due to product support and training revenues related to the LiveModel: SAP R/3 product offset by reduced support and training related to PowerModel.

    Gross margin, as a percentage of total revenues for the three and nine months ended March 31, 1998, was 73% and 76% compared to 71% and 64% in the same periods in the prior year. Software margins were 94% and 93% for the three and nine months ended March 31, 1998, compared to 85% and 80% for same prior year periods. The increase in software margins was due to increased sales volume on a relatively fixed cost base. Contract services margins were 41% and 45% for the three and nine months ended March 31, 1998, compared to 51% and 43% for the same periods in the prior year. The decrease in contract services margins for the three months ended March 31, 1998 compared to the prior year quarter is due to two factors. First, the Company had lower utilization rates due to newly hired employees which require a certain amount of orientation and training time until they can be fully utilized. Second, the Company had higher costs associated with the newly acquired LiveInterface consulting business. Management believes it will be able to lower these costs in the future as high cost outside contractors are replaced with lower cost full-time employees. The nine month increase in margins is primarily due to higher rates charged by the Company as a result of increasing demand for consulting services as well as the impact of the SAP Development Agreement signed in August 1997.

    Research and development (R&D) expenses increased $582,000 (59%) and $2,348,000(49%) during the three and nine months ended March 31, 1998 from the same prior year periods. The increases are due primarily to increased headcount and higher labor costs related to continuing development on LiveModel: SAP R/3 as well as development costs associated with LiveInterface. R&D expenses, as a percentage of total revenues for the three and nine months ended March 31, 1998 were both 23% compared to 29% and 31% in the same prior year periods.

    Marketing, general and administrative expenses increased $910,000 (53%) and $2,303,000 (48%), respectively, during the three and nine months ended March 31, 1998, compared to the same prior year periods. The increases are due to several factors, including, labor costs, contractor and consultant fees, recruiting costs, trade show expenses, expenses related to the opening of a French office, and expenses related to the LiveInterface operations in Philadelphia. In total, marketing, general and administrative expenses were 39% and 42% of revenues for the three and nine months ended March 31, 1998, compared to 51% and 56% of revenues for the same periods last year.

    The write-off of in-process research and development related to the asset acquisition described above totaled $4,800,000, all of which was recorded in the quarter ended March 31, 1998. The value was computed using discounted cash flow analysis on the anticipated income stream of the related product sales. This analysis resulted in amounts assigned to in-process research and development for the project which has not yet reached technological feasibility (as defined and utilized by the Company in assessing software capitalization) and does not have alternative future uses.

    At the time of acquisition, the Company estimated that an aggregate of approximately $2.0 million of research and development spending is anticipated over approximately the next twelve months in order to develop the acquired in-process research and development into a viable product. Accordingly, the Company expects future research and development expenses to increase. If a viable product is successfully developed, it will replace the current product. However, there can be no assurance that the Company will be successful in completing the development of such in-process research and development or that development efforts will result in a viable product.

    Other income and expense, net, which includes interest income and expense, for the three and nine months ended March 31, 1998 increased $46,000 and $130,000 compared with the same periods in the prior year primarily due to increased interest income due to higher short term investment balances.

    The provision for income taxes of $136,000 for the nine months ended March 31, 1998 is due to income taxes (Alternative Minimum Tax) and foreign withholding taxes incurred. This compares to $97,000 of foreign withholding taxes for the prior year period.

    For the nine months ended March 31, 1998, the Company reported a net loss of $2,959,000 ($0.25 per share, both basic and diluted), compared to a net loss of $2,032,000 ($0.17 per share, both basic and diluted) for the nine months ended March 31,1997. Excluding the one time charge, net income for the nine months ended March 31, 1998 was $1,841,000 ($0.10 per share - basic and $0.09 per share - diluted).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, cash, cash equivalents and short-term investments were $5,795 compared to $6,392,000 at June 30, 1997. $1,605,000 of cash was provided by operations during the nine months ended March 31, 1998 compared to $2,752,000 used in operations in the same period in the prior year.

    The Company had a net loss of $2,959,000 for the nine months ended March 31, 1998, compared to a net loss of $2,032,000 for the same prior year period. The net loss for the nine months ended March 31, 1998 includes a one-time charge for the write off of acquired in-process research and development of $4,800,000.

    The increase in cash provided by operations is primarily due to an adjustment to reconcile net loss to net cash provided by operating activities of $4,800,000 related to the in-process research and development charge and an increase in various liability accounts offset by an increase in accounts receivable.

    Cash used in investing activities was $1,155,000 in the nine months ended March 31, 1998 compared to $604,000 provided by investing activities in the same prior year period. The decrease in cash from investing activities is largely due to the payment of $2.6 million for the acquisition of certain assets related to UPI, partially offset by an increase in cash due to maturities of short term investments in excess of purchases of short term investments.

    Cash provided by financing activities was $982,000 for nine months ended March 31, 1998 compared to $5,548,000 for the same prior year period. The decrease from the prior year is primarily due to $5,000,000 received upon sale of preferred stock in the prior year period which is partially offset by $712,000 received upon exercise of warrants in the nine months ended March 31, 1998.

    Management's plans for fiscal year 1998 anticipate sufficient revenues so as not to require additional capital resources. However, the Company may, from time to time, raise additional capital through debt or equity financing to take advantage of market opportunities. There can be no assurance, however, that the Company will be able to raise additional capital on favorable terms, if at all. If revenues for fiscal 1998 do not meet management's expectations, and additional financings are not available, management has the ability and may further reduce certain expenditures to lower the Company's cost base, if required. As a result of these factors, the Company believes its cash and cash equivalents at March 31, 1998 and expected cash generated from operations will be adequate to fund its operations during fiscal 1998.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits

          27 - Financial Data Schedule.

b)      Reports on Form 8-K

          Incorporated by reference to the Company's current report on Form 8-K related to UPI asset purchase filed on February 9, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTELLICORP, INC.

                                       /s/ Kenneth A. Czaja
                                       -----------------------------------------
                                       Kenneth A. Czaja
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

        Exhibit                                          Sequentially
        No.               Description                    Numbered Page
        -------           -----------------------        -------------
          27              Financial Data Schedule