Form 10QSB/A
period 1998-03-31
INTELLICORP INC
filed 1998-10-08
CIK 730169

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

               For the transition period from _______ to _______

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                            Outstanding as of
               Class                        April 30, 1998
               -------------------          -----------------
               Common stock,
               $.001 par value              14,868,559 shares


                     This document is comprised of 15 pages.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                    Page
    Item 1.    Financial Statements (Restated -- See Note 7)
               Condensed Consolidated Balance Sheets................................3
               Condensed Consolidated Statements of Operations......................4
               Condensed Consolidated Statements of Cash Flows......................5
               Notes to Condensed Consolidated Financial Statements...............6-8

    Item 2.    Management's Discussion and Analysis of
               Financial Conditions and Results of Operations....................8-12

PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K....................................13


SIGNATURE..........................................................................14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Restated)


                                                        March 31,         June 30,
(In thousands)                                            1998            1997  (1)
                                                       -----------        ----------
                                                       (unaudited)
Assets
Current assets:
Cash and cash equivalents                                $  5,795          $  4,363
Short-term investments                                         --             2,029
Accounts receivable, net                                    7,448             4,830
Other current assets                                          243               132
                                                         --------          --------
    Total current assets                                   13,486            11,354

Purchased intangibles, net                                  3,680                --
Property and equipment, net                                   683               334
Capitalized software, net                                      74               188
Other assets                                                  126               188
                                                         --------          --------


Total                                                    $ 18,049          $ 12,064
                                                       ==========         =========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                         $  1,103          $    650
Accrued compensation                                        1,297               771
Other current liabilities                                   1,901             1,246
Deferred revenues                                           2,604             1,849
                                                         --------          --------
    Total current liabilities                               6,905             4,516


Convertible notes                                           1,600             1,600

Stockholders' equity:
Preferred stock                                                 1                 1
Common stock                                                   15                13
Additional paid - in capital                               58,071            52,959
Accumulated deficit                                       (48,543)          (47,025)
                                                         --------          --------
    Total stockholders' equity                              9,544             5,948
                                                         --------          --------

Total                                                    $ 18,049          $ 12,064
                                                         ========          ========

----------
(1) The consolidated balance sheet at June 30, 1997, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

                                    Three months ended            Nine months ended
                                         March  31,                   March  31,
(In thousands, except               ------------------            -----------------
per share amounts)                     1998      1997             1998         1997
                                     -------    ------           -------      -------
                                        (unaudited)                   (unaudited)
Revenues:
    Software                         $ 3,674     $1,864          $10,033      $ 4,301
    Contract services                  2,228      1,126            4,924        3,202
    Other services                       935        394            2,176        1,147
                                     -------    -------          -------      -------
    Total revenues                     6,837      3,384           17,133        8,650
                                     -------    -------          -------      -------

Costs and expenses:
    Cost of revenues:
       Software                          386        277              858          844
       Contract services               1,304        552            2,708        1,824
       Other services                    323        140              708          419
    Research and development           1,575        993            3,984        2,639
    Marketing, general, and
       administrative                  2,637      1,727            7,172        4,824
    Purchased in-process
        research and development       2,700         --            2,700           --
                                     -------    -------          -------      -------
    Total costs and expenses           8,925      3,689           18,130       10,550
                                     -------    -------          -------      -------


Loss from operations                  (2,088)      (305)            (997)      (1,900)

Other income (expense), net                4        (42)              95          (35)
                                     -------    -------          -------      -------

Loss before provision
    for income taxes                  (2,084)      (347)            (902)      (1,935)

Provision for income taxes                30         36              136           97
                                     -------    -------          -------      -------

Net loss                             $(2,114)   $  (383)         $(1,038)     $(2,032)
                                     =======    =======          =======      =======

Series A and Series B Preferred
    stock dividends                     (158)       (59)            (480)        (148)
                                     -------    -------          -------      -------

Net loss available to common
    shareholders                     $(2,272)   $  (442)         $(1,518)     $(2,180)
                                     =======    =======          =======      =======

Basic and diluted net loss
    per share                        $ (0.16)   $ (0.03)         $ (0.11)     $ (0.17)
                                     =======    =======          =======      =======

Shares used in computing basic
    and diluted net loss per share    13,999     12,809           13,505       12,546
                                     =======    =======          =======      =======


See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

                                                                  Nine months ended
                                                                     March  31,
                                                                  -----------------
Increase (decrease) in cash and                                    1998        1997
    cash equivalents (in thousands)                               ------      ------
                                                                     (unaudited)
Cash flows from operating activities:
    Net loss                                                    $(1,038)    $(2,032)
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
    In-process research and development charge                    2,700          --
    Depreciation and amortization                                   636         409
    Issue costs of preferred stock and warrants                      --         (39)
    Issuance of common stock in lieu of interest payment             90         119
    Changes in assets and liabilities:
        Accounts receivable                                      (2,618)     (1,062)
        Other current assets                                       (111)         32
        Other assets                                                 62           4
        Accounts payable                                            453         (90)
        Accrued compensation                                        501          44
        Other current liabilities                                   175        (155)
        Deferred revenues                                           755          18
                                                                -------     -------
    Net cash provided by (used in) operating activities           1,605      (2,752)
                                                                -------     -------

Cash flows from investing activities:
    Property and equipment purchases                               (612)       (287)
    Purchase of assets                                           (2,572)         --
    Purchase of short-term investments                           (3,620)        (91)
    Maturities of short-term investments                          5,649         982
                                                                -------     -------
Net cash provided by (used) in investing activities              (1,155)        604
                                                                -------     -------

Cash flows from financing activities:
    Cash received from exercise of warrants                         712          --
    Cash received from sale of preferred stock                       --       5,000
    Cash received from sale of common stock                         270         548
                                                                -------     -------
Net cash provided by financing activities                           982       5,548

Increase (decrease) in cash and cash equivalents                  1,432       3,400
                                                                -------     -------
Cash and cash equivalents, beginning of period                    4,363       3,142
                                                                -------     -------

Cash and cash equivalents, end of period                        $ 5,795     $ 6,542
                                                                =======     =======


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ACCOUNTING PRINCIPLES. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended June 30, 1997, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, the interim statements reflect all adjustments (consisting of normal recurring entries) which are necessary for a fair presentation of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

On January 23, 1998, the Company entered into an asset purchase agreement with ICS Deloitte Management LLC, an affiliate of Deloitte & Touche, ("D&T") to purchase the Universal Portable Interface ("UPI") technology. This technology consisted of the intellectual and proprietary property comprised of UPI and included all related copyrights, processes, designs, formulas, inventions, trade secrets, know-how, technology, methodologies, principles of operations, flow charts, schematics, codes and databases, and related in-process technology. In consideration for this asset purchase, the Company paid D&T approximately $2.6 million in cash and 1,000,000 shares of the Company's common stock (with a fair market value of $3.56 per share) and assumed certain liabilities totaling $453,000. IntelliCorp intends to significantly change the nature of the revenue producing activity by selling the current UPI product through its direct sales force and indirect sales partners and by incurring significant future research and development expenses to further develop the UPI technology. Therefore, historical financial results of the acquired product's operations are not meaningful for an understanding of the future operations of the Company, and, therefore, pro forma information has not been presented.

Purchased intangible assets primarily consist of developed and in-process technology and other intangibles related to the acquisition of assets from D&T accounted for by the purchase method. See Note 3. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets. The purchased intangible assets are amortized over a period of 78 months or less. Acquired in-process research and development without alternative future use was expensed when acquired.

2. LOSS PER SHARE. In 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced primary and fully diluted earnings per share under APB 15 with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All loss per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted net loss per share.

(in thousands, except per share amounts)

                                              Three Months Ended      Nine Months Ended
                                                   March 31,              March 31,
                                         ------------------------  ------------------------
                                            1998         1997         1998        1997
                                         ------------ -----------  ----------- ------------
Numerator:
     Net loss                            $(2,114)      $   (383)    $(1,038)     $(2,032)
     Preferred stock dividends              (158)           (59)       (480)        (148)
                                         -------       --------     -------      -------
     Net loss available to common
     shareholders                         (2,272)          (442)     (1,518)      (2,180)
                                         =======       ========     =======      =======

Denominator:
    Weighted average shares
    outstanding -- basic and
    diluted                               13,999         12,809      13,505       12,546
                                         =======       ========     =======      =======
Net loss per share -- basic and diluted  $ (0.16)      $  (0.03)    $ (0.11)     $ (0.17)
                                         =======       ========     =======      =======

3. ASSET PURCHASE AGREEMENT WITH DELOITTE & TOUCHE CONSULTING GROUP/ICS. As described in Note 1, the Company acquired assets related to the UPI technology. The acquisition was accounted for using the purchase method of accounting. For financial reporting purposes, the Company is required to determine the fair value of all identified intangible assets and expense the fair value associated with in-process research and development for which there is no alternative future use. The Company believes such fair value cannot exceed an amount a third party would pay for it. The Company's total purchase price, including liabilities assumed is $6,638,000 of which $2,700,000 was allocated to purchased in-process research and development and $3,938,000 was allocated to purchased intangible assets which primarily consist of developed technology.


IN-PROCESS RESEARCH AND DEVELOPMENT

To determine the value of the in-process research and development, the expected future cash flows of the in-process technology were based on forecasts of future results that management believes are likely to occur. The future cash flows were discounted taking into account, the state of development of the in-process "project", the cost to complete that project, the expected income stream, the life cycle of the product ultimately developed, and the associated risks. Such risks include, but are not limited to, the inherent difficulties and uncertainties in completing the project and, thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis resulted in amounts assigned to in-process research and development projects which have not yet reached technological feasibility (as defined and utilized by the Company in assessing software capitalization) and do not have alternative future uses.


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

7. REVISION OF PURCHASE PRICE ALLOCATION. As previously disclosed in Note 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has finalized the allocation of the purchase price associated with the acquisition of the UPI technology. As a result, the Company has made an adjustment to decrease the amount previously expensed as in process research and development and increase the amount capitalized as purchased intangibles. This revision has been made to reflect certain of the views of the U.S. Securities and Exchange Commission relating to in-process research and development, expressed publicly on September 9, 1998.

The effect of this reallocation on previously reported consolidated financial statements as of and for the three and nine month periods ended March 31, 1998 is as follows (in thousands):

                             Three Months ended March 31,  Nine Months ended March 31,
                             ----------------------------  ---------------------------
                                As reported      Restated  As reported        Restated
Purchased in-process
   research and development        $ 4,800       $ 2,700       $ 4,800        $ 2,700
Loss from operations                (4,009)       (2,088)       (2,918)          (997)
Net loss                            (4,035)       (2,114)       (2,959)        (1,038)
Net loss applicable to common
   shareholders                     (4,193)       (2,272)       (3,439)        (1,518)
Basic and diluted net loss
   per share                         (0.30)        (0.16)        (0.25)         (0.11)



                                     March 31, 1998
                               --------------------------
                               As reported       Restated
                               -----------       --------
Purchased intangibles                1,759          3,680
Accumulated deficit               $(50,464)      $(48,543)



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


UPI ASSET PURCHASE

On January 23, 1998, the Company entered into an asset purchase agreement with ICS Deloitte Management LLC, an affiliate of Deloitte & Touche, ("D&T") to purchase the Universal Portable Interface ("UPI") technology. This technology consisted of the intellectual and proprietary property comprised of UPI and included all related copyrights, processes, designs, formulas, inventions, trade secrets, know-how, technology, methodologies, principles of operations, flow charts, schematics, codes and databases, and related in-process technology. In consideration for this asset purchase, the Company paid D&T approximately $2.6 million in cash and 1,000,000 shares of the Company's common stock (with a fair market value of $3.56 per share) and assumed certain liabilities totaling $453,000. IntelliCorp intends to significantly change the nature of the revenue producing activity by selling the current UPI product through its direct sales force and indirect sales partners and by incurring significant future research and development expenses to further develop the UPI technology. Therefore, historical financial results of the acquired product's operations are not meaningful for an understanding of the future operations of the Company, and, therefore, pro forma information has not been presented.

In consideration for these assets, the Company paid D&T approximately $2.6 million in cash and 1,000,000 shares of the Company's common stock (with a fair market value of $3.56 per share) and assumed certain liabilities totaling $453,000. The acquisition was accounted for using the purchase method of accounting. For financial reporting purposes, values were assigned to acquired in-process research and development, developed technology, customer base and the assembled workforce.

The write-off of in-process research and development related to the asset acquisition described above totaled $2,700,000, all of which was recorded in the quarter ended March 31, 1998. The value was computed using discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based on forecasts of future revenues and expenses that management believes are likely to occur. This analysis resulted in amounts assigned to in-process research and development for the project which has not yet reached technological feasibility (as defined and utilized by the Company in assessing software capitalization) and does not have alternative future uses.

Revenues for the in-process technology were estimated for a portion of fiscal 1999 through fiscal 2004. Upon introduction of the new product, these revenue projections assume near term growth rates resulting from the expansion of existing sales channels and growth in the overall applications integration market and then declines as that product life cycle phases down. The Company's estimates of cost of goods sold, research and development, and selling, general and administrative expense are based on historical averages recently experienced by the Company. The cost to complete the in-process technology was based on management's estimate of the effort necessary to complete the project and all associated costs. Income tax expense was assumed at the statutory rate.

The Company discounted the net cash flows of the in-process technology to their present value using a discount rate of 30%. This rate was derived based on the Company's estimated weighted average cost of capital plus a risk premium to account for the inherent uncertainty surrounding the successful completion of the project from its current stage of development and achieving the estimated cash flows.

Revenues for developed and core technology were estimated for the remainder of fiscal 1998 through fiscal 2004. The Company anticipates sales of the acquired developed product will decline significantly during fiscal 1999 when and as the revenues are anticipated to shift to the new product solution which is expected to be introduced into the market in the second half of fiscal year 1999. It should be noted that while revenues allocated to the developed and in-process technologies are expected to individually phase down over time (consistent with normal software product life cycles), the composite revenue attributed to all applications integration products and technologies (including future follow-on technologies) is planned to continue growing in the foreseeable future.

The Company discounted the net cash flows of the developed technology to their present value using a discount rate of 25%. This rate was derived based on the Company's estimated average cost of capital plus a risk premium associated with the uncertainty of achieving the estimated cash flows.

At the time of acquisition, the Company estimated that an aggregate of approximately $2.0 million of research and development spending is anticipated over an approximately one year development period from the acquisition date in order to develop the acquired in-process research and development into a viable product offering. Accordingly, the Company expects future research and development expenses to increase. If a viable new product is successfully developed, it will replace the acquired product. However, there is significant uncertainty as to whether this new product can be successfully developed and therefore, there can be no assurance that the Company will be successful in completing the development of such in-process research and development or that development efforts will result in a viable and competitive future product offering.

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

The geographic breakdown of revenue is as follows:

                          Three months ended     %       Nine months ended       %
(In thousands)                 March 31,      Change         March 31,        Change
                          ------------------  ------     -----------------    ------
                           1998       1997                1998        1997
                           ----       ----                ----        ----
North America            $5,037     $2,322     117%     $13,043      $5,610     132%
Europe                    1,667        759     120%       3,426       1,962      75%
Pacific Rim/Latin America   133        303     (56%)        664       1,078     (38%)
                         ------     ------     ---      -------      ------     ---
    Total revenue        $6,837     $3,384     102%     $17,133      $8,650      98%


The geographic revenue as a percentage of revenue is as follows:

                                    Three months ended          Nine months ended
                                         March 31,                  March 31,
                                    ------------------          -----------------
                                    1998         1997          1998          1997
                                    ----         ----          ----          ----
North America                         79%          69%           76%           65%
Europe                                17%          22%           20%           23%
Pacific/Latin America                  4%           9%            4%           12%
                                     ---          ---           ---           ---
    Total                            100%         100%          100%          100%

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

Gross margin, as a percentage of total revenues for the three and nine months ended March 31, 1998, was 71% and 75% compared to 71% and 64% in the same periods in the prior year. Software margins were 89% and 91% for the three and nine months ended March 31, 1998, compared to 85% and 80% for same prior year periods. The increase in software margins was due to increased sales volume on a relatively fixed cost base. Contract services margins were 41% and 45% for the three and nine months ended March 31, 1998, compared to 51% and 43% for the same periods in the prior year. The decrease in contract services margins for the three months ended March 31, 1998 compared to the prior year quarter is due to two factors. First, the Company had lower utilization rates due to newly hired employees which require a certain amount of orientation and training time until they can be fully utilized. Second, the Company had higher costs associated with the newly acquired LiveInterface consulting business. Management believes it will be able to lower these costs in the future as high cost outside contractors are replaced with lower cost full-time employees. The nine month increase in margins is primarily due to higher rates charged by the Company as a result of increasing demand for consulting services as well as the impact of the SAP Development Agreement signed in August 1997.

Research and development (R&D) expenses increased $582,000 (59%) and $1,345,000 (51%) during the three and nine months ended March 31, 1998 from the same prior year periods. The increases are due primarily to increased headcount and higher labor costs related to continuing development on LiveModel: SAP R/3 as well as development costs associated with LiveInterface. R&D expenses, as a percentage of total revenues for the three and nine months ended March 31, 1998 were both 23% compared to 29% and 31% in the same prior year periods.

Marketing, general and administrative expenses increased $910,000 (53%) and $2,348,000 (49%), respectively, during the three and nine months ended March 31, 1998, compared to the same prior year periods. The increases are due to several factors, including, labor costs, contractor and consultant fees, recruiting costs, trade show expenses, expenses related to the opening of a French office, and expenses related to the LiveInterface operations in Philadelphia. In total, marketing, general and administrative expenses were 39% and 42% of revenues for the three and nine months ended March 31, 1998, compared to 51% and 56% of revenues for the same periods last year.

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

For the nine months ended March 31, 1998, the Company reported a net loss of $1,038,000 ($0.11 per share, both basic and diluted), compared to a net loss of $2,032,000 ($0.17 per share, both basic and diluted) for the nine months ended March 31,1997. Excluding the one time charge, net income for the nine months ended March 31, 1998 was $1,662,000 ($0.09 per share - basic and $0.08 per share
- diluted).


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, cash, cash equivalents and short-term investments were $5,795 compared to $6,392,000 at June 30, 1997. $1,605,000 of cash was provided by operations during the nine months ended March 31, 1998 compared to $2,752,000 used in operations in the same period in the prior year.

The Company had a net loss of $1,038,000 for the nine months ended March 31, 1998, compared to a net loss of $2,032,000 for the same prior year period. The net loss for the nine months ended March 31, 1998 includes a one-time charge for the write off of acquired in-process research and development of $2,700,000.

The increase in cash flows from operating activities is primarily due to an adjustment to reconcile net loss to net cash provided by operating activities of $2,700,000 related to the in-process research and development charge and an increase in various liability accounts offset by an increase in accounts receivable.

Cash used in investing activities was $1,155,000 in the nine months ended March 31, 1998 compared to $604,000 provided by investing activities in the same prior year period. The decrease in cash from investing activities is largely due to the payment of $2,572,000 for the acquisition of certain assets related to UPI, partially offset by an increase in cash due to maturities of short term investments in excess of purchases of short term investments.

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

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits 27 -- Financial Data Schedule.

b)   Reports on Form 8-K
          Incorporated by reference to the Company's current report on Form 8-K related to UPI asset purchase filed on February 9, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


October 6, 1998                         INTELLICORP, INC.


                                        /s/ Kenneth A. Czaja
                                        ----------------------------------------
                                        Kenneth A. Czaja
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


        Exhibit                                                  Sequentially
        No.                       Description                    Numbered Page
        -------                   -----------                    -------------
        27                        Financial Data Schedule