Form 10KSB
period 1998-06-30
INTELLICORP INC
filed 1998-10-08
CIK 730169

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                                  Annual Report
                       Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934 [Fee Required]

                     For the Fiscal Year Ended June 30, 1998

                         Commission File Number 0-13022

                                INTELLICORP, INC.
                 (Name of small business issuer in its charter)


  DELAWARE                              94-2756073
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation)

         1975 EL CAMINO REAL WEST, MOUNTAIN VIEW, CALIFORNIA 94040-2216
              (Address of principal executive offices and zip code)

                                 (650) 965-5500
                               (Telephone Number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year:  $24,445,000.

The aggregate market value of the voting stock held by nonaffiliates on September 21, 1998 computed by reference to the closing price as of that date was $22,144,633(1).

As of September 21, 1998, 15,211,307 shares of registrant's Common Stock, par value $.001 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                                             Incorporated in Form 10-KSB
--------                                                                             ---------------------------
Definitive Proxy Statement to be filed with the Securities and Exchange                        Part III
Commission on or prior to October 28, 1998 and to be used in connection with the
Annual Meeting of Stockholders to be held December 8, 1998.


--------
(1) Excludes 3,400,836 shares held by directors, officers and 10% stockholders of registrant.

PART I

ITEM 1.      BUSINESS.

- GENERAL The Company develops, markets and supports live business modeling products for implementing, configuring and integrating packaged applications, and for continuously engineering the enterprise. IntelliCorp has used its expertise in business process modeling, object technology and knowledge-based systems to create products and services for organizations to gain greater benefit from their purchased packaged applications.

IntelliCorp has developed its initial business in the packaged applications market by targeting the SAP(TM) R/3(TM) market segment. The strategy is to build a strong development partnership with SAP AG (SAP), a leading supplier of enterprise business software, so that the products created by IntelliCorp are best able to deliver the necessary functionality to SAP's customers. Since the SAP R/3 system is installed by consultants, called Implementation Partners, who also have requirements for business process software tools, IntelliCorp has also focused on working with these Implementation Partners to satisfy their tools requirements and gain their support for including the IntelliCorp products into their implementation methodology.

Using the ModelWorks(TM) product family -- LiveModel(TM), LiveInterface(TM), LiveAnalyst(TM), and TestDirector, as well as expert LiveDesign(TM) and ModelCapture(TM) consulting services, and the GoLive(TM) support program, IntelliCorp delivers solutions for enterprise framework management. LiveModel is a business process-modeling tool based upon the Microsoft Windows(TM) platform and focused on the SAP R/3 system. LiveInterface is a software solution for developing and managing data interfaces into R/3; not only does it quickly generate the interfaces with a minimum of specialized programming expertise required, it also provides the management infrastructure to ensure reliable data transfer. LiveInterface was first sold in January 1998 after IntelliCorp purchased the technology, formerly known as UPI, from Deloitte & Touche. LiveAnalyst is a business process optimization tool that is tightly coupled with LiveModel, and enables SAP R/3 implementation teams to model the complete environment for specific business operations and to simulate these operations to identify opportunities for improvement and organizational change. TestDirector is an integrated management tool for organizing and deployment of business-critical SAP R/3 applications by enabling testing to begin earlier in the deployment process. TestDirector is being integrated with LiveModel to enable users to create test plans directly from business process models, ensuring the application meets end-user needs.

IntelliCorp believes that increased acceptance of its software products depends in large part on the adoption of these products by consulting firms who assist their customers in implementing complex systems such as SAP's R/3 system, and the successful use of LiveModel, LiveInterface and LiveAnalyst in actual SAP R/3 implementations. To stimulate and support the development of such customer applications and adoption of these tools, IntelliCorp provides training, support and consulting services through, for example, the LiveDesign and GoLive programs.

IntelliCorp markets its products directly in the United States, and both directly as well as through independent software vendors ("ISVs"), value-added resellers ("VARs"), representatives and distributors in other regions around the world. Its customers are mostly large end-user corporations.

For the last year, the Company focused on the SAP market and promoted LiveModel:
SAP R/3 Edition at three SAPPHIRE(R) User Conferences, one each in Europe, Japan and the United States. The Company has continued to grow its relationship with SAP which has included a Licensing and Distribution Agreement to package the R/3 Reference Model with the Company's products and a Joint Development Agreement for future technical investment by both parties. Most recently, the Company entered into a License and Development Agreement with SAP AG, in August 1997. Under this agreement, SAP has licensed viewing, configuration and model authoring technology being developed under the agreement for SAP by IntelliCorp. As a result of this agreement, the Company developed the Business Navigator Web which is now shipped by SAP as part of R/3 4.0. LiveModel: SAP R/3 Edition will also continue to be marketed and sold by IntelliCorp through its direct sales force and distribution channels. See Dependence on SAP under the Risk Factors section of this report for additional information and risks related to the SAP agreement.

The revenues from product sales and related consulting and support services to customers of SAP software are expected to provide an increasing portion of the Company's revenue base. For example, revenues for LiveModel products and related services in the SAP market comprised 76% of the revenues for fiscal year 1998 as compared to 75% for fiscal year 1997. This revenue includes sales of a specialized edition of LiveModel, LiveModel: Industry Prints Edition(TM) which is a repository for Deloitte & Touche's Industry Print models. In fiscal 1998, the Company also built a substantial SAP services capability.

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

TECHNOLOGY BASE IntelliCorp's products derive from several important software technologies including object-oriented programming, client/server architecture, and modeling and encapsulating technology.

The current approach used in SAP R/3 implementations relies on substantial knowledge and experience of the implementation team. Based on the R/3 Reference Model (a business blueprint of the R/3 software) those business processes that are not relevant in a specific implementation context need to be identified and pruned, remaining processes adapted where necessary and new processes added also as appropriate. The result is an implementation specific model that defines the scope for the customization activities necessary to configure the R/3 software to implement those business processes. LiveModel: SAP R/3 Edition is a business process modeling tool, tailored to support the SAP R/3 implementation process using the SAP R/3 Reference Model and the other elements of SAP's Business Engineer. It provides a mechanism for SAP R/3 implementation team members to review the SAP Reference Model, revise the model, and validate changes prior to actual R/3 code configuration. It accelerates R/3 implementations by enabling users to better understand the R/3 system and to better articulate their business requirements. In version 2.0 released in fiscal year 1998, IntelliCorp extended the tool that allows a company to model their business practices -- how the company does business -- to describe their behavior and predict change. This is done through model animation, recording of design decisions and links to live R/3 transactions, features that provide the benefits required by companies undergoing enterprise resource planning and change.

LiveModel version 2.0 was used by SAP to create the new R/3 version 4.0 Reference Model. This version of LiveModel, released for general availability in September 1997, contains all of the functionality of version 1.2 plus the additional features needed to reduce the risk of implementation cost and schedule overruns. These features include redlining, viewing filters and the ability to create and modify R/3 variants.

LiveInterface is both a developer's workbench and interface management framework. After mapping the data that must be transferred between SAP R/3 and one or more external computer systems, LiveInterface automatically generates the code (in ABAP/4) for the required interface. The management framework not only provides the necessary capabilities for defining how and when the interfaces should run but also a view on how they are executing and capabilities for recovery in case of failure.

IntelliCorp has entered into an agreement with Mercury Interactive to integrate LiveModel with Mercury's TestDirector product. This integration, helps an implementation team focus their testing activities, based on their system design in LiveModel, providing a business process-oriented view of the entire design, implement, and test cycle.

LiveAnalyst, IntelliCorp's general purpose business process modeling and simulation tool, supports organizational and knowledge integration features essential when mapping strategic business objectives to SAP design requirements. The ability to drag and drop EPC objects from LiveModel into LiveAnalyst and the interface to HR, make it easy to test and optimize configuration variants, to show the impact of new workflows and to optimally configure resources.

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

CUSTOMER SERVICE AND SUPPORT To help customers become more productive using the ModelWorks family of tools, IntelliCorp offers a support package to its customers that includes program maintenance and updates (including new SAP R/3 Reference Models), documentation, training in the use of its software, on-site consultation and application support via telephone, fax, email or world wide web. IntelliCorp offers extensive support materials on its world wide web site located at http://www.intellicorp.com.

CONSULTING AND TRAINING SERVICES The Company also offers various consulting and training services to its customers on a contract basis. For its SAP customers, IntelliCorp offers programs such as ModelCapture(TM) and LiveDesign services, as well as training and consulting services to customers who have purchased the LiveInterface tool. These programs enhance the benefit customers derive from the use of the Company's modeling and applications integration tools.

IntelliCorp also provides consulting services to SAP for the development and roll-out of SAP's Sales Configuration Engine (SCE) and the development of SAP's Sales Pricing Engine (SPE). IntelliCorp consulting staff have been involved in a number of implementations of the SCE as part of SAP's SCE beta program.

In addition, IntelliCorp offers knowledge-based systems consulting to customers of its software development tools. Finally, the Company offers custom development services to its key business partners.

MARKETING AND SALES IntelliCorp's marketing strategy utilizes multiple channels to reach the marketplace. These include direct licensing to major accounts (both by corporate headquarters personnel and through regional offices), as well as the development and support of ISVs, VARs, distributors and representatives outside the United States with whom the Company has cooperative marketing agreements. The Company works closely with consulting firms and system integrators to provide packaged solutions to its customers. The Company has traditionally focused on the telecommunications, manufacturing, financial, utilities, transportation and government industries, and is expanding into those industries implementing SAP software.

In June 1996, IntelliCorp entered into an agreement with Deloitte & Touche Consulting Group/ICS (ICS) under which ICS will use LiveModel: Industry Print Edition to help their customers make better business engineering decisions and accelerate SAP implementations. Since that time, five of the original Big Six accounting firms have adopted IntelliCorp's products, as have IBM and other major SAP Implementation Partners.

IntelliCorp has sales offices in Mountain View and in multiple cities around the United States, as well as in London, Paris and Munich. Its sales force uses direct mail, telephone and personal contact marketing to identify potential customers, with an emphasis on major corporate accounts. The Company also relies on customer referrals from SAP Implementation Partners. In addition, the Company's sales and marketing efforts include a combination of exhibits and demonstrations at trade shows and presentations at seminars.

Order backlog is not significant because IntelliCorp's practice is to deliver its products promptly after the receipt of an order.

DISTRIBUTION IntelliCorp has entered into agreements pursuant to which distributors and resellers in certain European countries, South Africa, and in the Asia Pacific region have been granted non-exclusive rights to market and sublicense IntelliCorp's products in their respective countries and certain other territories.

COMPETITION The Company believes that its ability to compete depends on factors both within and outside its control, including the timing and success of new products developed by the Company and its competitors; product performance and price, distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors.

One factor in the success of LiveModel: SAP R/3 Edition is the Company's relationship with SAP. Continued growth of this relationship would help ensure the Company's success in the SAP R/3 market. It is SAP's policy to provide application programming interfaces (API) to its technology that allows existing and potential competitors to access the models and other parts of the R/3 system, thereby ensuring that there is competition.

Competitors in the SAP business modeling marketplace include IDS Scheer with the ARIS product line, Visio with the Visio Business Modeler and Micrografx Inc. with the Enterprise Charter. Other competitors are expected to enter this business modeling marketplace. In addition, SAP offers the Business Engineer with a subset of the capabilities of the IntelliCorp products for version 3.1 and earlier of the R/3 system. SAP provides the ASAP Implementation Assistant at no-charge to licensees of R/3 for use in implementing the system.

With respect to LiveInterface, formerly known as UPI, the primary competition comes from four companies: TSI, ETI, Neon and IBI. The continued sustainability of our competitive position in the application integration market is dependent on the successful development of future follow-on technology (refer to Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations).

See the Risk Factors section of this report for additional information related to competition.

PRODUCT RESEARCH AND DEVELOPMENT To date, most of the Company's research and development has been done in-house. IntelliCorp expects that most of its software products will continue to be developed internally, although it may on occasion outsource certain projects or acquire ownership of, or rights to market, existing technology.

An agreement with Poet Software Corporation, completed in December 1995, grants rights to IntelliCorp to license and deliver the Poet Object-Oriented Database for use with LiveModel: SAP R/3 Edition and derivative products. IntelliCorp resells the Poet Database as part of its ModelStore(TM) product in both single user (Client) and multi-user (Server) configurations.

In April 1996, IntelliCorp announced the signing of two agreements with SAP - a licensing/distribution agreement to package the R/3 Reference Model with the Company's products and a joint development agreement which includes a formal commitment of resources on behalf of both parties to explore the utility of IntelliCorp's technology within the content of the SAP R/3 system. In August 1997, the Company announced the signing of another License and Development agreement with SAP. This agreement was further extended by SAP and IntelliCorp at the end of its initial term. See Dependence on SAP under the Risk Factors section of this report for additional information on this agreement.

An agreement with ProUBIS, completed in April 1997 grants rights to IntelliCorp to license and deliver the Bonapart Business Process Re-engineering tool as IntelliCorp's LiveAnalyst product.

In January 1998 IntelliCorp acquired UPI technology from ICS Deloitte Management LLC. UPI is sold by IntelliCorp as LiveInterface. At the time of acquisition, IntelliCorp hired a number of key development and support staff who had worked on the UPI technology at ICS Deloitte and Touche Consulting/ICS.

IntelliCorp will continue to provide paid-for support for the following products: LiveModel: SAP R/3 Edition (and derivative editions), LiveAnalyst, LiveInterface, KEE, Kappa-PC, and PowerModel (Kappa).

PRODUCT PROTECTION IntelliCorp regards its software as proprietary and attempts to protect it by relying upon copyrights, trade secret and patent laws and contractual nondisclosure safeguards as well as restrictions on transferability that are incorporated into its software license agreements. IntelliCorp licenses its software products to customers rather than transferring title. In spite of these precautions, it may be possible for competitors or users to copy aspects of IntelliCorp's products or to obtain information which the Company regards as trade secrets without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. IntelliCorp has not required end-users of LiveModel: SAP R/3 Edition and derivative products, LiveInterface, LiveAnalyst and Kappa-PC to sign license agreements. Instead, the license agreement for these products is included in the product packaging, and the packaging explains that by installing and executing the product the user is agreeing to the terms of the license agreement. It is uncertain whether "shrink-wrap" license agreements of this type are legally enforceable.

IntelliCorp currently has four patents on its technology. See Proprietary Information under the Risk Factors section of this report for additional information related to patents.

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

EMPLOYEES As of June 30, 1998, the Company employed 138 people, many of whom hold advanced degrees. IntelliCorp's development engineers come from a variety of commercial and research backgrounds. IntelliCorp believes that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. None of IntelliCorp's employees is covered by a collective bargaining agreement, and the Company believes that its relations with its employees are good. The Company maintains competitive compensation, benefits and equity participation programs. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to attract and retain qualified personnel in the future.

RISK FACTORS

The information about the Company included or incorporated by reference herein contains forward-looking statements that involve risks and uncertainties, including the risks detailed below.

NEED FOR ACCEPTANCE OF MODELING TECHNOLOGY AND COMPANY PRODUCTS The market for the Company's products is new and evolving, and its growth depends upon broader market acceptance of modeling technology, including object-oriented technology. Modeling technologies represent fundamental shifts in analysis, design and programming methodologies. They require substantial investment in the retraining of programmers and business analysis, which can be expensive and can reduce the productivity of programmers and analysts during the training period. As a result, there can be no assurance that organizations will choose to make the investment required to use modeling techniques in planning their operations and for the enhancement of their businesses or their clients' businesses.

Even if modeling technology gains broader market acceptance, there can be no assurance that the Company's ModelWorks family and software development tools will be accepted for implementation of object-oriented and modeling technology. The ModelWorks products, in particular, are relatively new products with limited market acceptance. In the case of the product market for LiveModel: SAP R/3 Edition, it is unclear if this product's modeling approach will be accepted as a solution to customers' SAP implementation problems, or if the product will be used by customers who have previously installed SAP's R/3 software. In addition, even if these products gain broader market acceptance, a number of other vendors offer competing products. There are also a number of other approaches to business and application modeling. See Competition below.

The Company has refocused its efforts on the SAP market and, in June 1996,
LiveModel: SAP R/3 Edition was commercially released to address the need for a modeling tool to assist companies who are implementing SAP's R/3 system. As a result of refocusing a substantial portion of the Company's business on the SAP market, increased acceptance of the Company's software products will depend on continued market acceptance of SAP's R/3 system. In addition, sales of the Company's SAP R/3 based products will depend on the acceptance and use by consulting firms and others who assist their customers to implement the complex R/3 system. There can be no assurance that the Company will be successful in achieving and sustaining partnerships with third party packaged system vendors or with strategic consulting firms. SAP has formed strategic alliances with other companies to develop R/3 modeling/implementation software packages and SAP itself offers products that include a subset of the capabilities of IntelliCorp's products. While the Company believes that its products offer advantages over competing products in this market, there can be no assurance that the Company will be successful in refocusing its business in the SAP R/3 market or that the Company's products will successfully compete with others in this market.

The Company's fiscal 1999 sales forecast anticipates a predominant portion of revenues to be derived from sales of and consulting and support services related to LiveModel: SAP R/3 Edition, and LiveInterface. Factors which could impact the level of revenues generated from these products include, but are not limited to, the timing and level of market acceptance of these products, the timing of market introduction of competing products, the timely and successful introduction of new technology enhancements and follow-on products, the success of providing consulting services and the success of sales efforts with strategic partners. There can be no assurance, however, that the actual sales will not differ materially from the sales forecast in the near term.

The Company has attempted to refocus its PowerModel business on various markets. However, there can be no assurance that customers will accept the Company's product solutions, that the Company will have the necessary expertise for this market, or that the Company will obtain the right business partnerships. In fact, the revenue related to the PowerModel business has declined in fiscal 1998 compared to the prior year.

RAPID TECHNOLOGICAL CHANGE; PRODUCT DEVELOPMENT The market for the Company's products is characterized by ongoing technological developments, evolving industry standards, rapid changes in customer requirements and increasing customer demands. As a result, the Company's success depends upon its ability to continue to enhance its existing products, develop and introduce in a timely manner new products that take advantage of technological advances, and respond to new customer requirements and demands. To the extent one or more of the Company's competitors introduce products that fully address customer requirements, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products incorporating new technology on a timely basis, or that its new products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products, or enhancements to existing products, in a timely manner -- in response to changing market conditions or customer requirements or demands, the Company's business and results of operations will be materially and adversely affected.

With the introduction of LiveModel: SAP R/3 Edition, the Company has shifted its emphasis from UNIX systems to Windows and other Microsoft operating systems. There can be no assurance that this shift from UNIX to Windows will continue to be successful.

LiveInterface is written in the SAP ABAP programming language. These can be no assurance that SAP will not discontinue or dramatically change the specifications to this language. The competition for expert Windows and ABAP programmers is highly competitive. In addition, customer requirements and technology for the applications integration market is evolving very rapidly. New, follow-on technology and products will be necessary to remain competitive.

The Company also relies on licenses from third parties, such as POET, SAP and ProUBIS for some of its technology and product functionality. There can be no assurance that these licensed technologies will be maintained and/or enhanced by their owners such that they can continue to provide the necessary functionality for IntelliCorp's products.

Although the Company has a number of ongoing development projects, there can be no assurance that the development of these products will be completed successfully or on time, that the projects will include the features required to achieve market acceptance, or that enhancements to the product will keep pace with broadening market requirements. From time to time the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements by the Company or its competitors of currently planned or other new products will not cause customers to defer purchasing, existing Company products. The Company has, in the past, experienced delays in software development, and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's results of operations. Software products as complex as those offered by the Company may contain undetected errors when first introduced or as new versions are released. There can be no assurance that errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. The Company maintains no insurance for this risk.

IntelliCorp may consider, from time to time, purchasing technology from third parties. However, there is no assurance that the Company can do this successfully or that, if the Company does acquire new technology, there is no assurance that it will not have an adverse impact on the operating results of the Company as a result of the acquisition of this technology.

DEPENDENCE UPON SAP IntelliCorp entered into a software license and development agreement with SAP in August 1997. Under this agreement, which includes an extension of the previous development agreement between the companies, SAP has contracted for IntelliCorp to develop viewing and configuration technology to embed into SAP's software. This new agreement also provides a license to SAP for this viewing and configuration technology. SAP has released the viewing technology to its users, and is using LiveModel: SAP R/3 Edition as the authoring environment for the R/3 Reference Model and Industry-Solution (IS) specific models. In addition, while LiveModel: SAP R/3 Edition will continue to be sold by IntelliCorp through its direct sales and distribution channels, at some point, SAP will begin selling some level of functionality of the Company's
LiveModel: SAP R/3 Edition from their price list through the SAP sales force, for which sales SAP will pay IntelliCorp a royalty. There can be no assurance that these actions will not affect IntelliCorp's own product sales and have a negative effect on the Company's future revenue stream. Finally, the agreement gives SAP certain future options to license components in addition to the viewing and configuration technology from IntelliCorp for a price to be negotiated. Again, there can be no assurance that, if SAP elected the option, that there would not be an additional unfavorable impact on the Company's own future product sales, or that IntelliCorp will be able to develop and market alternative products successfully in time to replace any potential lost revenues.

In addition, some of the revenues from this license and development agreement with SAP will be one-time in nature, including a site license by SAP of the Company's LiveModel product and the licensing of the viewing and configuration technology. There is no guarantee that IntelliCorp will be able to replace this revenue with other customer revenues after these revenues from the agreement with SAP are recognized. In addition, there can be no assurance that SAP will continue their relationship with IntelliCorp. Termination of the SAP arrangement could have a material adverse effect on the Company's financial results.

COMPETITION The Company believes that its ability to compete depends on factors both within and outside its control, including the timing and success of new products developed by the Company and its competitors, product performance and price, distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors.

The market for IntelliCorp's software products has been intensely competitive and characterized by rapid change and frequent introduction of new products. The important competitive factors in the industry are acceptance of its products by the SAP implementation partners, continued close relationship with SAP itself, product sophistication, features, reliability, price/performance characteristics, ease of understanding and operating the software, integration with conventional computing environments and the internet. There can be no assurance that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors and by new companies entering the market.

The Company's advantage continues to be its close relationship with the SAP development organization, and continued growth of this relationship is necessary to insure the Company's success in the SAP R/3 market. This relationship is always at risk based upon the ability of the Company to perform the development work desired by SAP and the alternatives available to SAP.

The Company is at risk for encroachment into the value provided by LiveModel:
SAP R/3 Edition by SAP's continued improvement to the ASAP Implementation Assistant. As new facilities are added to this freely provided component of the SAP R/3 implementation toolset, there is no guarantee that the value of the facilities in LiveModel will not be jeopardized. The Company must continue to enhance the facilities in LiveModel and/or introduce new products that build upon the ASAP Implementation Assistant to retain and grow its revenues.

SAP also provides an environment that fosters competition to LiveModel through a published API to the models in their repository. Existing competitors such as IDS Scheer, Visio and Micrografx already have access to these APIs, and other modeling tool companies may be interested in entering this market by using API's and their existing or planned products to offer valuable business process modeling capabilities to their customers.

The major competitors in the SAP business modeling marketplace are IDS Scheer with the ARIS product line which offers broad BPR capabilities, and Visio with the Visio Business Modeler which offers very low cost viewing and editing capabilities. Other competitors are expected to enter this business modeling marketplace. In addition, SAP offers the ASAP Implementation Assistant with a subset of the capabilities of the IntelliCorp products for version 3.1 and earlier of the R/3 system.

LiveInterface competitors include data transformation and middleware vendors who have invested in technologies to access data within SAP R/3. IntelliCorp's strategy is to partner with these vendors and to develop follow-on product offerings that result in a more complete solution for the customer. Refer to
Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations", for additional information on the risks related to LiveInterface.

TestDirectors' primary competitors are Autotester Inc. and SAP. Both companies have test automation tools and test management tool for use in R/3. Both have a close focus on SAP implementations. In additional, SAP's Computer Aided testing Tool (CATT) is delivered free with the R/3 Developers Workbench. IntelliCorp intends to compete with these tools in several ways, first, the integration with LiveModel is a key differentiator as it supports process-based testing. Second, IntelliCorp emphasizes the ability of TestDirector to address all of a customer's enterprise systems, not just SAP.

The PowerModel business continues to decline primarily due to the declining market for internal application development and the focus for new application development is on Windows and Java applications. Since neither of these application delivery platforms is the primary development environment for PowerModel,

PowerModel is susceptible to competition from many sources. The major market has been the existing customer base where the value of PowerModel facilities are appreciated, and the applications built with PowerModel continue to need support.

Many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and sales and marketing resources than the Company. These companies, as well as other hardware and database software vendors can be expected to develop and market additional competitive products in the future. In addition, a variety of established companies are also building object-oriented products as extensions to their existing product lines.

DEPENDENCE ON KEY PERSONNEL The Company is dependent upon a limited number of key management, technical and sales personnel, the loss of whom would adversely affect the Company's business. In addition, in the future, the Company may need to augment or replace existing key management, technical, or sales personnel in order to maintain or increase its business. Because of the complexity and breadth of the Company's product line in certain technical areas, the Company may have only a single employee with appropriate expertise. The loss of any such employee can have the effect of slowing down or halting development with respect to a product until the Company is able to locate and hire another technical person with the requisite expertise. In addition, certain management, technical and support personnel are relatively new to the Company, and the Company's success in the future will depend in part on successful assimilation of new personnel. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. The ability to recruit, on a timely basis, appropriate personnel to staff the various development efforts will be a key factor in the success of those projects. If the Company cannot recruit the appropriate personnel and must hire outside consultants to perform the work, the contract margins may be adversely affected. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. It is particularly difficult to hire personnel with SAP expertise. Loss of key personnel or inability to hire and retain qualified personnel could have a material adverse effect on the Company's business and results of operations. From time to time in the past, the Company has experienced significant turnover in its sales force. There can be no assurance that the Company will be able to reduce this periodic turnover in its sales force and, as a result, the Company may lose sales opportunities, market share or customers.

DEPENDENCE ON LOWER MARGIN SERVICE REVENUES A significant amount of the Company's revenues has been derived from contract and other services. The operating margins from revenues for such services are substantially lower than the operating margins from revenues for the Company's software products. This disparity is principally due to the low cost of materials, royalties, and other costs of the Company's software products, as compared to the relatively high personnel costs (including the higher cost of using outside consultants) incurred in providing consulting services. In addition, as the proportion of contract and other service revenues increases, the overall margins will decrease accordingly. As a result of the Company's reliance on contract and other revenues, the Company's overall operating margins may be lower than those for software companies that do not derive such a significant percentage of revenues from contract and other services. In addition, the Company's operating margins have, in the past, and may in the future, vary significantly as a result of changes in the proportion of revenues attributable to products and services.

LACK OF PROFITABILITY, POTENTIAL FUTURE LOSSES Over the last five years, the Company has experienced aggregate consolidated net losses of over $12,962,000, including a net loss of $698,000 for the year ended June 30, 1998 (including a one-time charge of $2,700,000 related to the purchase of in-process research and development related to the UPI technology acquisition) and a net loss of $1,884,000 for the year ended June 30, 1997. The Company may also have losses in future years. There can be no assurance that the Company will attain and maintain profitability.

Working capital at June 30, 1998 was $6,973,000 as compared to $6,838,000 at June 30, 1997. Management's financial plans for fiscal year 1999 anticipate sufficient net cash flows so as not to require additional capital resources. However, the Company may, from time to time, need to raise additional capital through debt or equity financing and there can be no assurance that such financing will be available to the Company. If revenues for fiscal year 1999 do not meet management's expectations, and additional financing is not available, management has the ability and intent to reduce certain expenditures to lower the Company's cost base, if required. As a result of these factors, the Company believes its cash, cash equivalents and short-term investments at June 30, 1998 and expected cash generated from operations will be sufficient to fund operations during fiscal 1999.

To allow its Common Stock to remain listed for trading on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market (Nasdaq), the Company is required to maintain a minimum capital and surplus. In the past, the Company's capital and surplus have fallen below the Nasdaq minimum. This failure to maintain the minimum capital and surplus required the Company to exchange debt for preferred stock and to issue additional equity securities in fiscal 1997 and fiscal 1996. Significant additional losses could adversely affect the Company's ability to maintain the required minimum capital and surplus in the future. Should the Company's Common Stock be delisted from the Nasdaq Stock Market, the trading market for the Common Stock would likely be adversely affected.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS The Company's quarterly revenues and operating results have in the past, and may in the future, vary significantly due to such factors as the timing of new product introductions, changes in pricing policies by the Company and its competitors, market acceptance of new products, and enhanced versions of existing products, the information systems department budgets of its customers, and the length of sales cycles. Although a significant portion of the Company's revenues in each quarter result from orders received in that quarter, the majority of the Company's expense levels are fixed, based on expectations of future revenues. In addition, a substantial amount of the Company's quarterly revenues have typically been recorded in the third month of the fiscal quarter with a concentration of such revenues in the last half of the month. The timing of the closing of large license agreements increases the risk of quarter to quarter fluctuations. As a result, if revenues are not realized as expected, the Company's operating results will be materially adversely affected. Accordingly, it is likely that the Company would experience disproportionate declines in its operating results if revenues were to decline. In addition, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be adversely affected.

CONCENTRATED PRODUCT LINE The Company currently derives substantially all of its revenue from LiveModel: SAP R/3 Edition and LiveInterface, and related products and services, and expects this concentration to continue for the foreseeable future. As a result, any factor adversely affecting the demand for, or pricing of, LiveModel and LiveInterface and related products and services would have a material adverse effect on the Company's business and results of operations. The Company's future financial performance will depend significantly on the successful development and customer acceptance of new and enhanced versions of its products.

CUSTOMER CONCENTRATION For fiscal 1998, revenues from the sale of products and services to one related party accounted for 19% of total revenues. The level of revenues received from this customer may not continue in future periods. In addition, certain customers may account for a significant portion of net revenues in a particular quarter, which may lead to significant variations in quarterly results.

NEED FOR CHANNEL PARTNERS In order for the Company to reach higher levels of revenue and sustainable growth, the Company may require channel partners for the sale, distribution and co-marketing of its products. Such partners may include SAP, consulting firms, systems integrators, traditional software distributors or hardware or software companies with established distribution channels. The Company has an agreement with some global SAP Implementation Partners to promote or utilize the Company's LiveModel: SAP R/3 Edition. These channel partners are instrumental in gaining acceptance of IntelliCorp's modeling tools both for their consulting methodology as well as by their customers for continuing operating requirements. The Company anticipates that a significant portion of fiscal year 1999 revenues will be generated through these arrangements and other similar arrangements or agreements with consulting firms and hardware companies. IntelliCorp also plans to sell its LiveModel: SAP R/3 Edition through the SAP sales force. There can be no assurance that the Company will be able to achieve significant sales through its global implementation partner relationships or SAP or that the Company will be successful in establishing additional channel partner arrangements or that, if such relationships are established, they will prove to be commercially successful. In addition, there can be no assurance that the Company's partners will not utilize their relative size or financial strength to the disadvantage of the Company.

MANAGING A CHANGING BUSINESS Since its inception, the Company has experienced changes in its operations which have placed significant demands on the Company's administrative, operational and financial resources. The Company's future performance will depend in part on its ability to manage change, both in its domestic and international operations, and to adapt its operational and financial control systems as necessary to respond to changes in its business. The failure of the Company's management to effectively respond to and manage changing business conditions could have a material adverse effect on the Company's business and results of operations.

INTERNATIONAL OPERATIONS Approximately 28% of the Company's net revenues for the fiscal year ended June 30, 1998 and 36% of the Company's net revenues for the fiscal year ended June 30, 1997 were attributable to international sales. Most international revenues to date have been derived from license revenues. The Company currently offers local language versions of its products. Although it does intend to offer additional localized product releases in the future, there can be no assurance that such releases will be successfully developed or, if developed, that they will achieve market acceptance. The Company faces certain risks as a result of international sales. The results of the Company could be affected adversely by short-term fluctuations in currency exchange rates. Additionally, the Company's international operations may be affected by changes in demand resulting from long-term changes in interest and currency exchange rates. The Company is also subject to other risks associated with international operations, including tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies, which may on occasion be delayed or difficult to obtain, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, economic and political instability, restrictions on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, and patterns of customers' staff vacations, especially in Europe, that may reduce earnings in Company's fiscal first quarter. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business and results of operations. With the exception of limited patent protection in Canada, the Company has no patents protecting its products in foreign markets.

PROPRIETARY INFORMATION IntelliCorp regards its software as proprietary and attempts to protect it by relying upon copyrights, trade secret and patent laws and contractual nondisclosure safeguards as well as restrictions on transferability that are incorporated into its software license agreements. IntelliCorp licenses its software products to customers rather than transferring title. In spite of these precautions, it may be possible for competitors or users to copy aspects of IntelliCorp's products or to obtain information which the Company regards as trade secrets without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. IntelliCorp licenses LiveInterface in a machine-independent form for users to install into their SAP R/3 systems. This practice increases the possibility of misappropriation or other misuse of the Company's products. IntelliCorp has not required end-users of Kappa-PC (a PowerModel product), LiveModel: SAP R/3 Edition (and derivative editions), LiveAnalyst and LiveInterface to sign license agreements. Instead, the license agreement for these products is included in the product packaging, and the packaging explains that by opening the seal the user is agreeing to the terms of the license agreement. It is uncertain whether "Shrink-wrap" license agreements of this type are legally enforceable.

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

PUBLIC TRADING MARKET; POSSIBLE VOLATILITY OF STOCK PRICE The trading price of the Company's Common Stock is subject to wide fluctuations in response to variations in the actual or anticipated quarterly operating results of the Company, announcements of new products or technological innovations by the Company or its competitors, and general conditions in the industry. In addition, stock markets for securities of high technology companies have experienced extreme price and volume trading volatility in recent years. This volatility may have a substantial effect on the market prices of securities of many high technology companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

In March 1997, the Company had a preferred stock offering for shares of its Series B Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock may, at the option of the Company, be exchanged for convertible promissory notes of the Company issued with the same terms as the Series B Preferred Stock (the Notes). The dividends on Series B Preferred Stock, or the interest on the Notes in the event of an exchange, may be payable in shares of Common Stock in lieu of cash for one year. The Series B Preferred Stock or the Notes, if issued, are convertible into Common Stock at the election of the holders. The Company has registered for resale the shares of Common Stock issuable with respect to the Series B Preferred Stock or the Notes, as well as the Common Stock expected to be issued in payment of dividends or interest with respect to the Series B Preferred Stock or Notes, as applicable. If all the shares reserved for these purposes were issued, it would significantly increase the number of shares outstanding. Sales or issuance of substantial amounts of the Company's Common Stock by the holders of the Series B Preferred Stock or others in the future could adversely affect the market price of the Company's Common Stock. Most of the outstanding shares of the Company's Common Stock are eligible for sale in the public market. One exception is the 1,000,000 shares of common stock issued to Deloitte & Touche Consulting/ICS for the purchase of the UPI technology. These shares are restricted from sale for one year after the acquisition date of January 23, 1998. In addition, the holders of stock options could exercise their options and sell the vested shares in the public market.

ITEM 2.      DESCRIPTION OF PROPERTY.

The Company's executive offices are located at 1975 El Camino Real West, Mountain View, California. IntelliCorp leases approximately 34,000 square feet of office and computer space at this facility pursuant to a lease which extends through August 2003. This space is adequate to meet the Company's needs in the foreseeable future.

IntelliCorp leases space for offices in the Chicago area and Chadds Ford, Pennsylvania, and also leases its European sales offices in London, Paris and Munich.

ITEM 3.      LEGAL PROCEEDINGS.

Management is not aware of any material legal proceedings to which the Company is a party or of which any of their properties are the subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol: INAI. The following table sets forth the closing prices since July 1, 1996 for the common stock for the fiscal quarters indicated as reported by Nasdaq. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

At June 30, 1998, there were approximately 524 registered stockholders of the Company's common stock. The Company has not paid any cash dividends on its common stock and does not plan to pay any dividends in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of many factors, including results of operations, capital requirements and general business conditions.

                                                       YEAR ENDED JUNE 30,
        -------------------------------------------------------------------------------------
                                                    1998                     1997
        -------------------------------------------------------------------------------------
                                              High         Low         High         Low
        -------------------------------------------------------------------------------------
           1st Fiscal Quarter                 $6.25       $2.88        $3.63       $1.75
        -------------------------------------------------------------------------------------
           2nd Fiscal Quarter                  5.19        3.13         2.38        1.50
        -------------------------------------------------------------------------------------
           3rd Fiscal Quarter                  5.00        2.88         2.78        1.69
        -------------------------------------------------------------------------------------
           4th Fiscal Quarter                  4.50        3.44         3.13        1.88
        -------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities
In April 1996, the Company issued $3,400,000 of seven-year senior convertible notes which are due April 30, 2003. Interest only is payable semi-annually in October and April at 10% annum. Interest payments for the first two years are payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. In June 1996, the Company agreed to issue 580,645 shares of Series A preferred stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for $1,800,000 of the convertible debt. Such preferred stock and warrants were issued in August 1996. The preferred stock is convertible into common shares on a one-for-two basis, subject to adjustments for dilutive events, and carries 10% cumulative dividends.

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

In the event of any liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock will be entitled to receive, junior to the rights of the holders of Series A Preferred Stock, in preference to the holders of common stock, an amount equal to $1,000 per share plus all accumulated and unpaid dividends on the Series B Preferred Stock. The total liquidation preference for Series B Preferred Stock would be approximately $5,067,000 at June 30, 1998. The Company has reserved 2,500,000 shares of common stock for issuance upon conversion of the Series B Preferred Stock. These shares were registered on July 30, 1997.

On December 30, 1996 the Company issued 307,692 shares of common stock to an existing stockholder at $1.625 per share in a private placement.

SELECTED FINANCIAL DATA


YEAR ENDED JUNE 30,                                1998          1997             1996          1995          1994
(In thousands, except per share amounts)
--------------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA
Net revenues                                     $ 24,445      $ 12,686         $ 10,992      $ 17,357      $ 12,047

--------------------------------------------------------------------------------------------------------------------
Loss from operations                                 (625)       (1,753)          (3,269)       (2,098)       (3,490)
Interest expense                                     (177)         (153)             (69)           --            --
Interest income and other, net                        310           161              109           203           107
--------------------------------------------------------------------------------------------------------------------
Loss before income taxes                         $   (492)     $ (1,745)        $ (3,229)     $ (1,895)     $ (3,383)
Provision for income taxes                            206           139              113           232           371
Loss before extraordinary item                   $   (698)     $ (1,884)        $ (3,342)     $ (2,127)     $ (3,754)
Extraordinary item                                     --            --           (1,157)           --            --
--------------------------------------------------------------------------------------------------------------------
Net loss                                         $   (698)     $ (1,884)        $ (4,499)     $ (2,127)     $ (3,754)
Preferred stock dividend requirements:
   Series A and B                                    (623)         (311)              --            --            --
   Embedded Dividend (1)                               --        (1,720)              --            --            --
--------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stockholders       $ (1,321)     $ (3,915)        $ (4,499)     $ (2,127)     $ (3,754)
--------------------------------------------------------------------------------------------------------------------
Net loss before
   extraordinary item per common share           $  (0.10)     $  (0.31)(1)     $  (0.27)     $  (0.18)     $  (0.35)

Basic and diluted net loss per common share      $  (0.10)     $  (0.31)(1)     $  (0.37)     $  (0.18)     $  (0.35)
Shares used in computation of basic and
   diluted net loss per common share               13,871        12,634           12,209        12,040        10,586
--------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
Cash, cash equivalents
   and short-term investments                    $  6,186      $  6,392         $  4,124      $  2,493      $  5,461
Working capital                                     6,973         6,838            2,851         2,272         3,853
Total assets                                       16,680        12,064            7,401         8,100        10,499
Convertible notes                                   1,600         1,600            1,600            --            --
Stockholders' equity                                8,383         5,948            2,097         3,312         5,324


No cash dividends were declared or paid to the common stockholders during the periods set forth above.

(1) Net loss per common share for the year ended June 30, 1997, gives effect to the accounting treatment relative to the Company's Series B convertible preferred stock having beneficial conversion features. The net loss per common share reflects a $1,720,000 preferred dividend as a result of this treatment.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.

UPI ASSET PURCHASE

On January 23, 1998, the Company entered into an asset purchase agreement with ICS Deloitte Management LLC, an affiliate of Deloitte & Touche, ("D&T") to purchase the rights to the Universal Portable Interface ("UPI") technology. This technology consisted of the intellectual and proprietary property comprised of UPI and included all related copyrights, processes, designs, formulas, inventions, trade secrets, know-how, technology, methodologies, principles of operations flow charts, schematics, codes and databases. UPI is presently a stand-alone software product for automatically building and managing data interfaces for SAP R/3. It is used to help facilitate the data transfer between the new SAP R/3 software and preexisting or legacy systems. UPI's value is currently limited to a small segment of the applications integration market. The Company also purchased, and assigned value to, in-process research and development. The Company is using the acquired in-process research and development to create a new applications integration solution for SAP enterprise software customers. The target completion date for this project is the second half of fiscal 1999. The nature of the efforts required to develop the purchased in-process technology into a viable product principally relate to the completion of all product specifications, design, coding, and testing and the capability of integrating with the appropriate complementary applications integration technology.

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

The write-off of in-process research and development related to the asset acquisition described above totaled $2.7 million all of which was recorded in the quarter ended March 31, 1998. The value was computed using discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based on forecasts of future revenues and expenses that management believes are likely to occur. This analysis resulted in amounts assigned to in-process research and development for the project which has not yet reached technological feasibility (as defined and utilized by the Company in assessing software capitalization) and does not have alternative future uses.

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

RESULTS OF OPERATIONS

Other than statements of historical fact, the statements made in this annual report are hereby identified as, forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to risks associated with, competitors' product introductions, market price competition and market acceptance of the Company's products, as well as, those discussed below and in "Risk Factors."

In particular, it is important to note that achievement of revenue goals is affected by numerous factors beyond the Company's control. Historical results of the Company may not be indicative of future operating results.

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and as a percentage change from year to year:

                                                                                                       Percent increase
                                                                                                          (decrease)
                                                                 Percent of revenues                  1998           1997
                                                                 Year ended June 30,                compared        compared
                                                       1998            1997            1996          to 1997         to 1996
                                                      ----------------------------------------------------------------------
     REVENUES:
         Software                                         57%             52%             33%            109%             82%
         Contract services                                29              35              44              62              (8)
         Other services                                   14              13              23             112             (36)
     -----------------------------------------------------------------------------------------------------------------------
              Total revenues                             100             100             100              93              15
     COSTS AND EXPENSES:
         Cost of software revenues                         5               8              10             (12)              2
         Cost of contract service revenues                17              19              24              71             (11)
         Cost of other services revenues                   5               4               5             136               2
         Research and development                         24              30              32              54               7
         Marketing, general and administrative            41              53              55              49              10
         Corporate restructure costs                      --              --               4              --             N/A
         In-process R&D charge                            11              --              --             N/A              --
     -----------------------------------------------------------------------------------------------------------------------
              Total cost and expenses                    103             114             130              86               1
     -----------------------------------------------------------------------------------------------------------------------
     Loss from operations                                 (3)            (14)            (30)             37             (46)
     Extraordinary item                                   --              --             (11)             --             N/A
     -----------------------------------------------------------------------------------------------------------------------
     Net loss                                             (3)            (15)            (41)             31             (58)
     -----------------------------------------------------------------------------------------------------------------------

     N/A -- Not applicable

REVENUES The Company's total revenue is derived from three sources: software licenses, contract services and other services including product support and training. Total revenues were $24,445,000, $12,686,000 and $10,992,000 for fiscal years 1998, 1997, and 1996, respectively. This represents a 93% increase in fiscal 1998 total revenues as compared to fiscal 1997. The increase is due to increased sales of software licenses and services associated with LiveModel: SAP R/3 Edition, revenue recognized in connection with the license and development agreement with SAP AG, and initial sales of software licenses and services associated with the

Company's newly acquired LiveInterface product line. The 15% increase in fiscal 1997 total revenues as compared to fiscal 1996 is largely due to increased sales of software licenses and services associated with LiveModel: SAP R/3 Edition.

Software revenues increased 109% in fiscal 1998 from fiscal 1997. This increase is attributable primarily to increased sales of LiveModel: SAP R/3 Edition and initial sales of LiveInterface, an application integration tool introduced in January 1998. Sales of the Company's older products, including PowerModel, Kappa-PC, and Kee, declined from 10% of license revenue, in fiscal 1997 to 3% of license revenue in fiscal 1998. The Company's ability to increase software revenues depends upon, among other things, development of successful new and updated products, especially LiveModel: SAP R/3 Edition and LiveInterface, and upon these products meeting customer requirements. There can be no assurance that the Company will successfully develop these products or that these products will be successful in the marketplace.

Contract services revenues increased 62% during fiscal 1998 compared to fiscal 1997. The increase is due to consulting revenue related to LiveModel SAP R/3 Edition, LiveInterface, the license and development agreement with SAP AG, and the configure-to-order consulting business. The Company expects to perform additional contract services in the future. However, because a majority of such services are performed on a short-term basis, the ultimate trend for this type of revenue and the timing of the services are difficult to predict.

Other services revenues, which consist primarily of training and product support, increased 112% during fiscal 1998 compared to fiscal 1997. This increase is primarily attributable to product training and support revenues related to the LiveModel SAP R/3 product and the LiveInterface product.

The Company derived approximately 28%, 36% and 31% of its revenues in fiscal years 1998, 1997 and 1996, respectively, from international sales. The Company expects that export sales will continue to provide a significant portion of total revenues. However, changes in currency exchange rates, strength of local economies and the inherent uncertainties in the software market make these revenues difficult to predict.

The geographic breakdown of revenues is as follows:

     (In thousands)

                                                                                         Percent increase
                                                                                              (decrease)
                                                                                        1998             1997
                                                  Year ended June 30,                 compared         compared
                                            1998          1997           1996          to 1997          to 1996
                                          ---------------------------------------------------------------------
     REVENUES:
         North America                    $17,595        $ 8,154        $ 7,631            116%               7%
         Europe                             5,581          3,100          1,783             80               74
         Pacific Rim/Latin America          1,269          1,432          1,578            (11)              (9)
     ----------------------------------------------------------------------------------------------------------
              Total revenues              $24,445        $12,686        $10,992             93%              15%


     The geographic revenue as a percentage of revenue is as follows:

                                                     Year ended June 30,
                                           1998             1997            1996
                                          ---------------------------------------
     REVENUES:
         North America                         72%             64%             69%
         Europe                                23              24              16
         Pacific Rim/Latin America              5              12              15
     ----------------------------------------------------------------------------
         Total revenues                       100%            100%            100%


COSTS AND EXPENSES Cost of software revenues consists primarily of materials, documentation, packaging, royalties and amortization of capitalized and purchased software development costs. Cost of software revenues as a percentage of software revenues decreased from 29% in fiscal 1996 to 16% in fiscal year 1997 and to 9% in fiscal year 1998. The fiscal 1998 decrease in software cost, relative to software revenues, is attributable to lower capitalized software amortization in 1998 and to the significant portion of the expenses that are fixed such as salaries and depreciation expenses; therefore, revenue fluctuations do not result in comparable changes in related costs.

Cost of contract services revenues consists primarily of personnel, including outside consultants, and related costs. Cost of contract services revenues as a percentage of the related revenues remained relatively flat at 57%, 54%, and 56%, respectively, for fiscal years 1998, 1997, and 1996. As contract services increase, the Company supplements its staff with outside consultants.

Cost of other services revenues consists primarily of personnel providing product support and training. Cost of other service revenues as a percentage of the related revenues increased to 36% in fiscal 1998 compared to 32% in fiscal 1997 and 20% in fiscal 1996. The increase in the cost of other services revenue as a percentage of other services revenue in fiscal year 1998 is primarily due to increased costs resulting from the purchase of the UPI technology and related assets from D&T. The increase from fiscal year 1996 to fiscal year 1997 is a result of start-up costs associated with the establishment of a customer satisfaction team during fiscal year 1997.

The aggregate cost of revenues, as well as the resulting aggregate gross margin, may fluctuate based on the mix of license, contract, or other services performed in a particular period.

Research and development expense consists primarily of personnel and related costs. The increase of 54% in research and development expense in fiscal 1998 compared to fiscal 1997 is mainly due to increased headcount and the associated costs and increased labor costs. Research and development costs as a percentage of revenues decreased from 30% in fiscal 1997 to 24% in fiscal 1998, as revenues grew faster than research and development spending. Research and development costs increases by 7% from fiscal 1996 to fiscal 1997 due to increased headcount and associated costs. The Company anticipates that it will continue to invest substantial resources to research and development in the future.

Marketing, general and administrative expense consists primarily of personnel and related costs for marketing, selling, administration, finance, information systems, human resources, and general management. The increase of 49% in marketing, general and administrative expense in fiscal 1998 compared to fiscal 1997 is mainly due to higher sales and marketing costs associated increased sales volume, including increased marketing activities, increased marketing and selling headcount, and the opening of a French sales office. The increase of 10% in marketing, general and administrative expense in fiscal 1997 compared to fiscal 1996 is also mainly due to higher sales costs associated with increased sales volume in fiscal 1997 compared to fiscal 1996.

The in-process research and development charge of $2,700,000 is related to the acquisition of the UPI technology from D&T on January 23, 1998. The financial impact of this purchase is discussed in detail above.

OTHER INCOME (EXPENSE) Interest income and other, net in fiscal 1998 consists primarily of interest income from cash, cash equivalents and short-term investments. The increase in the cash balance as a result of the issuance of the Series B Preferred Stock in March 1997 resulted in higher interest income in fiscal 1998 as compared to fiscal 1997. Interest income and other, net also increased from fiscal 1996 to fiscal 1997 as a result of the issuance of the Series B Preferred Stock in fiscal 1997, and the issuance of the Convertible Notes and Series A Preferred Stock in fiscal 1996.

Interest expense consists of interest related to the convertible notes issued in April 1996.

The provision for income taxes primarily represents foreign withholding taxes and income taxes (Alternative Minimum Tax).

The Company incurred an extraordinary loss of $1,157,000 during the fourth quarter of fiscal 1996 in connection with the exchange of convertible notes for preferred stock and warrants. The loss reflects the excess of the value of the preferred stock and warrants issuable to the noteholders over the $1,800,000 of convertible debt obligations canceled as of June 1996.

QUARTERLY RESULTS The Company's quarterly revenues and operating results have in the past, and may in the future, vary significantly due to such factors as the timing of new product introductions, changes in pricing policies by the Company and its competitors, market acceptance of new products and enhanced versions of existing products, the budgets of its customers and lengthy sales cycles. Although a significant portion of the Company's revenues in each quarter result from orders received in that quarter, the majority of the Company's expense levels are fixed, based on expectations of future revenues. In addition, a substantial amount of the Company's quarterly revenues have typically been recorded in the third month of the fiscal quarter with a concentration of such revenues in the last half of the month. The timing of the closing of large license agreements increases the risk of quarter to quarter fluctuations. As a result, if revenues are not realized as expected, the Company's operating results will be materially adversely affected. Accordingly, it is likely that the Company would experience disproportionate declines in its operating income if revenues were to decline. In addition, it is possible that in some future quarter, the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES The Company's cash, cash equivalents and short-term investments were $6,186,000 at June 30, 1998 and $6,392,000 at June 30, 1997. The slight decrease in fiscal 1998 is due to the expenditure of $2,572,000 for the acquisition of the UPI business from Deloitte & Touche ICS offset by cash generated from operations. Spending for capital equipment was $1,158,000 in fiscal 1998, $337,000 in fiscal 1997 and $277,000 in fiscal 1996.

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

The Company's capital resource commitments consist primarily of operating lease obligations. For fiscal year 1998, the Company experienced a net loss of $698,000. Working capital at June 30, 1998 was $6,973,000 as compared to $6,838,000 at June 30, 1997. While, the Company may, from time to time, raise additional capital through debt or equity financing to take advantage of market opportunities, there can be no assurance that the Company will be able to raise additional capital on favorable terms, if at all. However, the Company believes its cash, cash equivalents and short-term investments at June 30, 1998 and expected cash flow from future operations will be adequate to fund its operations for fiscal 1999.

YEAR 2000 ISSUE

The Company has conducted a comprehensive review of its information technology and non-information technology systems to identify the systems that could be affected by the year 2000 Issue. The year 2000 issue is the result of computer programs being written using two digits rather than four to define applicable year. Any of the Company's programs that have time-sensitive software or micro controllers may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes any modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. Additionally, the Company is in the process of evaluating the need for contingency plans with respect to year 2000 requirements. The necessity of any contingency plan must be evaluated on a case by case basis and will vary considerably in nature depending on the year 2000 issue it may need to address. The Company's expectations as to the extent and timeliness of modifications required in order to achieve Year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this paragraph and the paragraph below. There can be no assurance however, that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with year 2000 requirements, which failure could have a material adverse effect on the Company's operating results.

Based on the Company's assessment to date, all newly introduced products and services of the Company are year 2000 compliant, however, some of the Company's customers are running product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product version. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the year 2000 requirements. To the extent that IntelliCorp is not able to test technology provided by third party hardware or software vendors, IntelliCorp is in the process of obtaining assurances from such vendors that their systems are year 2000 compliant. In the event any such third parties cannot in a timely manner provide the Company with products, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected. Although the Company believes that the cost of year 2000 modifications for both internal use software and systems or the Company's products are not material, there can be no assurance that various factors relating to the year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results or financial position.

RECENT PRONOUNCEMENTS

The Statement of Position ("SOP 97-2"), "Software Revenue Recognition" was issued in October 1997 and addresses software revenue recognition matters primarily from a conceptual level and does not include specific interpretive and implementation guidance. Statement of Position 98-4 was issued in March 1998 which delays for one year the implementation of a narrow provision of SOP 97-2. SOP 97-2 supersedes SOP 91-1 and is effective for transactions entered into for fiscal years commencing after December 15, 1997. Detailed interpretive and implementation guidelines for this standard have not yet been issued. Once available, such detailed interpretive and implementation guidance could lead to unanticipated changes in IntelliCorp's current revenue accounting practices, and such changes could be material to IntelliCorp's revenues and earnings.

In 1997, Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," was issued and is effective for years commencing after December 15, 1997. IntelliCorp will comply with the requirements of SFAS 130 in fiscal year 1999.

In 1997, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for years commencing after December 15, 1997. IntelliCorp will comply with the requirements of SFAS 131 in fiscal year 1999.

ITEM 7.      FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS

                                                                             June 30,
(In thousands, except share and per share amounts)                     1998             1997
----------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $  4,714         $  4,363
     Short-term investments                                             1,472            2,029
     Accounts receivable (less allowance for
         doubtful accounts:  1998, $591; 1997, $345)                    7,157            4,830
     Other current assets                                                 327              132
----------------------------------------------------------------------------------------------
         Total current assets                                          13,670           11,354

Net property and equipment (at cost)                                    1,101              334
Purchased intangibles (less accumulated amortization of
    $496 at June 30, 1998)                                              3,431               --
Capitalized software (less accumulated
    amortization:  1998, $708; 1997, $570)                                 49              188
Other assets                                                              203              188
----------------------------------------------------------------------------------------------
                                                                     $ 18,454         $ 12,064
----------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                 $  1,410         $    650
    Accrued compensation                                                1,321              771
    Accrued royalties                                                     545              304
    Other current liabilities                                           1,044              942
    Deferred revenues                                                   2,377            1,849
----------------------------------------------------------------------------------------------
         Total current liabilities                                      6,697            4,516

CONVERTIBLE NOTES                                                       1,600            1,600

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value - 2,000,000
         shares authorized; shares outstanding:
              Series A:  483,871 and 580,645 at June 30, 1998
              and 1997, respectively; aggregate liquidation
              preference of $1,525,000 at June 30, 1998                     1                1
              Series B:  5,000 at June 30, 1998 and 1997;
              aggregate liquidation preference of
              $5,067,000 at June 30, 1998                                  --               --
     Common stock, $.001 par value - 50,000,000
         shares authorized; shares outstanding:
         1998, 15,110,358;  1997, 12,939,884                               15               13
     Additional paid-in capital                                        58,487           52,959
     Accumulated deficit                                              (48,346)         (47,025)
----------------------------------------------------------------------------------------------
        Total stockholders' equity                                     10,157            5,948
----------------------------------------------------------------------------------------------
                                                                     $ 18,454         $ 12,064
----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended June 30, 1998, 1997 and 1996
(In thousands, except per share amounts)                      1998             1997             1996
------------------------------------------------------------------------------------------------------
REVENUES:
     Software                                               $ 13,861         $  6,646         $  3,658
     Contract services                                         7,202            4,444            4,851
     Other services                                            3,382            1,596            2,483
------------------------------------------------------------------------------------------------------
         Total revenues                                       24,445           12,686           10,992
------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Cost of revenues:
         Software                                              1,266            1,065            1,045
         Contract services                                     4,129            2,410            2,703
         Other services                                        1,225              518              508
     Research and development                                  5,818            3,771            3,539
     Marketing, general and administrative                     9,932            6,675            6,052
     Corporate restructuring costs                                --               --              414
     Purchase of in-process research and development           2,700               --               --
------------------------------------------------------------------------------------------------------
         Total costs and expenses                             25,070           14,439           14,261
------------------------------------------------------------------------------------------------------
Loss from operations                                            (625)          (1,753)          (3,269)
------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                           (177)            (153)             (69)
     Interest income and other, net                              310              161              109
------------------------------------------------------------------------------------------------------
         Total other income                                      133                8               40
------------------------------------------------------------------------------------------------------
Loss before income taxes                                        (492)          (1,745)          (3,229)
Provision for income taxes                                       206              139              113
------------------------------------------------------------------------------------------------------
Loss before extraordinary item                                  (698)          (1,884)          (3,342)
Loss from extinguishment of debt                                  --               --           (1,157)
------------------------------------------------------------------------------------------------------
Net loss                                                        (698)          (1,884)          (4,499)

Preferred stock dividend requirements:
     Series A and Series B                                      (623)            (311)              --
     Embedded dividend (see note 8)                               --           (1,720)              --
------------------------------------------------------------------------------------------------------
Net loss applicable to common stockholders                  $ (1,321)        $ (3,915)        $ (4,499)
------------------------------------------------------------------------------------------------------

Basic and diluted net loss per common share:
Net loss before extraordinary item                          $  (0.10)        $  (0.31)        $  (0.27)
Extraordinary item                                                --               --            (0.10)
------------------------------------------------------------------------------------------------------
Net loss per common share                                   $  (0.10)        $  (0.31)        $  (0.37)
------------------------------------------------------------------------------------------------------
Shares used in computation of net
       loss per common share                                  13,871           12,634           12,209
------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   Preferred
                                     Stock
Years ended June 30,                  and                  Preferred              Common   Additional
1998, 1997, and 1996                Warrants                 Stock                 Stock     paid-in  Accumulated
(In thousands)                      Issuable     Shares    Par value    Shares   Par value   capital    deficit      Total
----------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1995             $     --          --    $     --     12,087   $     12   $ 41,911   $(38,611)   $  3,312

Exercise of stock options                 --          --          --        294         --        352         --         352
Preferred stock and warrants
   issuable, net of issue costs
                                       2,932          --          --         --         --         --         --       2,932
Net loss                                  --          --          --         --         --         --     (4,499)     (4,499)
----------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1996                2,932          --          --     12,381         12     42,263    (43,110)      2,097

Exercise of stock options                 --          --          --         65         --         75         --          75
Sale of shares                            --          --          --        308          1        499         --         500
Issuance of Series A Preferred
   Stock and warrants                 (2,932)        581           1         --         --      2,931         --          --
Issuance of Series B Preferred
   Stock, net of issue costs              --           5          --         --         --      4,961         --       4,961
Issuance of common stock
   in lieu of payment of interest         --          --          --        106         --        199         --         199
Dividends on preferred stock              --          --          --         80         --        168       (168)         --
Dividends on preferred stock
   to be distributed                      --          --          --         --         --        143       (143)         --
Dividends on Series B Preferred
     Stock issuance related to
     beneficial conversion
     feature                              --          --          --         --         --      1,720     (1,720)         --
Net loss                                  --          --          --         --         --         --     (1,884)     (1,884)
----------------------------------------------------------------------------------------------------------------------------
Balances June 30, 1997                    --         586           1     12,940         13     52,959    (47,025)      5,948

Exercise of stock options                 --          --          --        403          1        455         --         456
Exercise of warrants                      --          --          --        350                   712         --        712
Issuance of common stock
  in lieu of payment of interest          --          --          --         41         --        177         --         177
Dividends on preferred stock              --          --          --        183         --        531       (531)         --
Dividends on preferred stock
  to be distributed                       --          --          --         --         --         92        (92)         --
Issuance of common stock in
  connection with UPI asset
  purchase                                --          --          --      1,000          1      3,561         --       3,562
Conversion of series A Preferred
  Stock to common stock                   --         (97)         --        194         --         --         --          --
Net loss                                  --          --          --         --         --         --       (698)       (698)
----------------------------------------------------------------------------------------------------------------------------
Balances June 30, 1998              $     --         489    $      1     15,111   $     15   $ 58,487   $(48,346)   $ 10,157
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 1998, 1997 and 1996
Increase (decrease) in cash and cash equivalents
 (In thousands)                                            1998          1997          1996
---------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                             $  (698)      $(1,884)      $(4,499)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
     Purchase of in-process research and development        2,700            --            --
     Depreciation and amortization                          1,037           560           656
     Extinguishment of debt                                    --            --         1,157
     Issuance costs for preferred stock and warrants           --            --           (25)
     Issuance of common stock in lieu of
         interest payments                                    177           199            --
     Changes in assets and liabilities:
         Accounts receivable                               (2,327)       (2,613)        2,197
         Other current assets                                (195)           82           (61)
         Other assets                                         (15)            4           110
         Accounts payable                                     760          (285)          (75)
         Accrued compensation                                 525           201          (288)
         Other current liabilities                           (136)         (207)         (135)
         Deferred revenues                                    528         1,103          (586)
---------------------------------------------------------------------------------------------
Net cash provide by (used in) operating activities          2,356        (2,840)       (1,549)
---------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Property and equipment purchases                      (1,158)         (337)         (277)
     Capitalization of software development                    --           (91)         (295)
     Purchase of intangible assets                         (2,572)           --            --
     Purchases of short-term investments                   (5,092)       (2,029)         (982)
     Proceeds from sales of short-term investments          5,649           982            --
---------------------------------------------------------------------------------------------
Net cash used in investing activities                      (3,173)       (1,475)       (1,554)
---------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowings under convertible notes                        --            --         3,400
     Cash received from exercise of warrants                  712            --            --
     Issuance of preferred stock                               --         4,961            --
     Issuance of common stock                                 456           575           352
---------------------------------------------------------------------------------------------
Net cash provided by financing activities                   1,168         5,536         3,752
---------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents              351         1,221           649
Cash and cash equivalents, beginning of period              4,363         3,142         2,493
---------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $ 4,714       $ 4,363       $ 3,142
---------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
     Income taxes paid                                    $   206       $   139       $   113
Noncash financing activities:
     Exchange of convertible notes for preferred
         stock and warrants issuable                           --            --         1,800
     Exchange of common stock for assets                    3,562            --            --


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION. IntelliCorp is a United States-based corporation. The Company designs, develops, and markets business process modeling and integration tools and provides related training, customer support, and consulting services. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IntelliCorp GmbH (Germany), IntelliCorp Ltd. (United Kingdom), Nihon IntelliCorp K.K. (Japan), and MegaKnowledge, Inc. All significant intercompany accounts and transactions are eliminated.

BASIS OF PRESENTATION AND ACCOUNTING PRINCIPLES. On January 23, 1998, the Company entered into an asset purchase agreement with ICS Deloitte Management LLC, an affiliate of Deloitte & Touche, ("D&T") to purchase the Universal Portable Interface ("UPI") technology. This technology consisted of the intellectual and proprietary property comprised of UPI and included all related copyrights, processes, designs, formulas, inventions, trade secrets, know-how, technology, methodologies, principles of operations, flow charts, schematics, codes and databases, and related in-process technology. In consideration for this asset purchase, the Company paid D&T approximately $2.6 million in cash and 1,000,000 shares of the Company's common stock (with a fair market value of $3.56 per share) and assumed certain liabilities totaling $453,000. IntelliCorp intends to significantly change the nature of the revenue producing activity by selling the current UPI product through its direct sales force and indirect sales partners and by incurring significant future research and development expenses to further develop the UPI technology. Therefore, historical financial results of the acquired product's operations are not meaningful for an understanding of the future operations of the Company, and, therefore, pro forma information has not been presented.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

PURCHASED INTANGIBLE ASSETS. Purchased intangible assets primarily consist of developed and in-process technology and other intangibles related to the acquisition of assets from D&T accounted for by the purchase method. See Note 3. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets. The purchased intangible assets are amortized over a period of 78 months or less. Acquired in-process research and development without alternative future use was expensed when acquired.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization are computed using the straight-line method over estimated useful lives of the assets ranging from two to five years. Amortization of leasehold improvements is computed over the shorter of the lease term or the useful life of the underlying assets.

Software development costs are capitalized once technological feasibility has been established and are amortized on a straight-line basis over the estimated useful life of the related product (which ranges from one to three years) or on the ratio of current revenues to the total of current and anticipated future revenues from the product, whichever is greater. Amortization of capitalized software development costs charged to software cost of revenues was approximately $138,000, $187,000 and $62,000 in fiscal 1998, 1997 and 1996, respectively.

REVENUE RECOGNITION. Revenues from end user software license agreements are recognized at the time of product shipment, provided the license fee is fixed and determinable, there are no significant vendor obligations remaining to be fulfilled, and collectibility is probable. License fees from resellers are also recognized as revenue when the software has been shipped, provided that the license fee is fixed and determinable, no significant vendor obligations remain to be fulfilled and certain customer criteria established by the Company have been met (ie, either the payment for the license has been received or the end user has been identified).

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

Other services revenues consist of post-contract customer support and training. Support revenues are recognized pro-rata over the term of the service period and training or other revenues are recognized as provided. The unrecognized portion related to such services is recorded as deferred revenues.

INCOME TAXES. Tax credits reduce the provision for income taxes when realizable.

NET LOSS PER COMMON SHARE. In December 1997, the Company adopted the provisions of Financial Accounting Standard Board Statement No. 128, "Earnings Per Share". The adoption had no impact on the net loss per share computation. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive potential common shares have been excluded from the net loss per share computation in fiscal years 1998, 1997 and 1996 as their effect is antidilutive.

Stock options to purchase 3,027,000, 2,737,000, and 2,100,000 at an average price of $2.29, $1.73 and $1.58 per share were outstanding during fiscal 1998, 1997 and 1996, respectively, but were not included in the computation of diluted net loss per share for those years. Also excluded from net loss per share were 489,000 and 586,000 convertible preferred shares during fiscal 1998 and 1997, respectively, and warrants to purchase 720,000 and 1,070,000 shares, at an average exercise price of $3.50 and $3.02 during fiscal years 1998 and 1997 respectively. These dilutive potential common shares have been excluded because the Company reported net losses for each of those potential shares would have had an antidilutive effect on net loss per common share.

For the fiscal years ended June 30, 1998 and 1997, preferred stock dividends, including the assumed dividend recorded in 1997 as a result of the "beneficial conversion feature" embedded in the Series B preferred stock, have been included in the net loss per common share computation. The assumed dividend in 1997 represents the difference between the fair market value of the Company's common stock and the conversion price of Series B preferred stock on the date of the Series B issuance. The Series A and B preferred stock dividends has been deducted from net loss to arrive at net loss applicable to common stockholders.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. The Company considers all highly liquid investments with a maturity from the date of purchase of ninety days or less to be cash equivalents. At June 30, 1998 and 1997, the Company had $1,844,000 and $1,301,000, respectively, in money market mutual funds which invest in various U.S. government securities including Treasury bills, notes and bonds, and U.S. corporate paper, certificates of deposit, and bank notes. These amounts are included in cash and cash equivalents. Also included in cash and cash equivalents at June 30, 1997 is $1,480,000 consisting of investments in commercial paper issued by U.S. corporations with a maturity of 90 days or less from the date of purchase.

Short-term investments consist of commercial paper issued by U.S. corporations with maturities from the date of purchase of ninety days or more and less than one year, and are stated at cost, which approximates market value. The Company invests its excess cash in accordance with a short-term investment policy set by the Board of Directors. The policy authorizes investments in government securities, time deposits and certificates of deposit in approved financial institutions, commercial paper rated A-1/P-1, and other money market instruments of similar liquidity and credit quality.

The Company classifies its investments in debt and equity securities as available-for-sale and, in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), records its investments at fair value. However, as the difference between amortized cost and fair value was immaterial as of June 30, 1998 and 1997, no adjustment was made to the historical carrying value of the investments and no unrealized gains and losses have been recorded as a separate component of stockholders' equity. Realized gains or losses from available-for-sale investments have been insignificant.

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

Revenues from one related party accounted for 19% of total revenues during fiscal 1998 and 1997 and revenues from another related party accounted for 10% of total revenues in fiscal 1996. No other customer accounted for more than 10% during fiscal 1998 or 1997 while one commercial customer accounted for 29% of revenues during fiscal 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash equivalents: the carrying amount reported in the balance sheet for cash equivalents approximates fair value.

         Investment securities: the fair values for marketable debt securities are based on quoted market prices. However, the fair values of such securities do not differ materially from their carrying value, which is at amortized cost.

         Convertible debt: the fair value of the convertible notes exceeds the carrying amounts of the debt at June 30, 1998 as the current stock price is greater than the conversion price. At June 30, 1998, the aggregate value of the underlying stock into which the notes are convertible is $4,129,000.

STOCK-BASED COMPENSATION. As permitted under Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees in accounting for stock-based awards to employees.

ACCOUNTING PRONOUNCEMENTS. Statement of Position ("SOP 97-2"), "Software Revenue Recognition" was issued in October 1997 and addresses software revenue recognition matters primarily from a conceptual level and does not include specific interpretive and implementation guidance. Statement of Position 98-4 was issued in March 1998 which delays for one year the implementation of a narrow provision of SOP 97-2. SOP 97-2 supersedes SOP 91-1 and is effective for transactions entered into for fiscal years commencing after December 15, 1997. Detailed interpretive and implementation guidelines for this standard have not been issued. Once available, such detailed interpretive and implementation guidance could lead to unanticipated changes in IntelliCorp's current revenue accounting practices, and such changes could be material to IntelliCorp's revenues and earnings.

      In 1997, Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," was issued and is effective for years commencing after December 15, 1997. IntelliCorp will comply with the requirements of SFAS 130 in fiscal year 1999.

      In 1997, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about segments of Enterprise and Related Information" was issued and is effective for years commencing after December 15, 1997.
IntelliCorp will comply with the requirements of SFAS 131 in fiscal year 1999.

2.  NET PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and at June 30 consist of:

                                                         1998                1997
     --------------------------------------------------------------------------------
     Equipment                                        $ 6,796,000         $ 5,952,000
     Furniture and fixtures                             1,764,000           1,612,000
     Leasehold improvements                               958,000             786,000
     --------------------------------------------------------------------------------
     Total property and equipment                       9,518,000           8,350,000
     Accumulated depreciation and amortization         (8,417,000)         (8,016,000)
     --------------------------------------------------------------------------------
     Net property and equipment                       $ 1,101,000         $   334,000
     --------------------------------------------------------------------------------


3. ASSET PURCHASE AGREEMENT WITH D&T.

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

4.    INCOME TAXES

The Company's provision for income taxes consists of the following:

                                                  Year ended June 30,
                                          1998            1997            1996
--------------------------------------------------------------------------------
CURRENT:
     Federal                            $ 89,000        $     --        $     --
     State                                29,000              --              --
     Foreign                              88,000         139,000         113,000
--------------------------------------------------------------------------------
                                         206,000         139,000         113,000
--------------------------------------------------------------------------------

DEFERRED:
     Federal                                  --              --              --
     State                                    --              --              --
--------------------------------------------------------------------------------
Provision for income taxes              $206,000        $139,000        $113,000

The Company's provision for income taxes differs from the amount computed by applying the federal statutory rate to income taxes as follows:




                                                                          Year ended June 30,
------------------------------------------------------------------------------------------------------
                                                                 1998            1997            1996
------------------------------------------------------------------------------------------------------

Expected income tax provision/(benefit)
at U.S. federal statutory rate (34%)                             (34.0%)         (34.0%)         (34.0%)
State taxes, net of federal benefit                               11.5              --              --
Net operating losses and credits not currently benefited          (3.2)           30.7            47.8
Foreign losses not currently benefited/(utilized)                 29.8             5.2           (10.8)
Federal alternative minimum tax                                   53.7              --              --
Foreign withholding taxes                                         53.0             8.0             3.5
Other individual immaterial items                                 13.3            (1.9)           (3.0)
------------------------------------------------------------------------------------------------------
                                                                 124.1%            8.0%            3.5%
------------------------------------------------------------------------------------------------------


Significant components of the Company's deferred tax assets for federal, state and foreign income taxes as of June 30, 1998 and 1997 are as follows:

     Deferred tax assets:                                   1998                 1997
     ------------------------------------------------------------------------------------
     Net operating loss carryforwards                   $ 14,100,000         $ 15,500,000
     General business credits (expire 2002-2013)           2,800,000            2,100,000
     In process research and development                   1,100,000                   --
     Other                                                 1,100,000              700,000
     ------------------------------------------------------------------------------------
     Total deferred tax assets                            19,100,000           18,300,000
     Valuation allowance for deferred tax assets         (19,100,000)         (18,300,000)
     ------------------------------------------------------------------------------------
     Net deferred tax assets                            $         --         $         --
     ------------------------------------------------------------------------------------


Due to the Company's lack of earnings history, the net deferred tax asset has been fully offset by a valuation allowance. Approximately $400,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

At June 30, 1998, the Company had net operating loss carryforwards of approximately $29,800,000 for federal income tax purposes, which will expire in fiscal years 2002 through 2013. The Company also had net operating loss carryforwards of approximately $9,800,000 for state income tax purposes and $7,430,000 for foreign income tax purposes. The state net operating loss carryforwards will expire in fiscal years 1998 through 2003. The foreign net operating loss carryforwards have an indefinite carryforward period.

Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

5.  LEASE COMMITMENTS

The Company leases its present facilities under noncancelable operating lease agreements through fiscal year 2003. The Company has commitments under noncancelable operating leases as of June 30, 1998 as follows: $1,537,000 in fiscal 1999, $1,621,000 in fiscal 2000, $1,621,000 in fiscal 2001, $1,621,000 in fiscal 2002, and $451,000 thereafter.

Rent expense was $915,000 in fiscal 1998, $793,000 in fiscal 1997 and $788,000 in fiscal 1996.

6.  CORPORATE RESTRUCTURING COSTS

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

7.  CONVERTIBLE NOTES

In April 1996, the Company issued $3,400,000 of seven-year unsecured senior convertible notes. Interest only is payable semi-annually in October and April at 10% per annum. Interest payments for the first two years were payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. On June 27, 1996, the noteholders agreed to exchange debt totaling $1,800,000 for preferred stock and warrants (see Note 8).

The remaining $1,600,000 of debt is due and payable on April 30, 2003 and is convertible at any time, at the option of the noteholders, into the Company's common stock at a conversion price of $1.55 per share. The Company has reserved 1,032,258 shares of common stock for issuance upon conversion of these notes. The Company has the right to prepay all or a portion of the principal amount outstanding at any time following April 30, 1999. The notes have been issued in a private placement, and the Company registered the common stock that is issuable upon conversion of the notes.

8.    STOCKHOLDERS' EQUITY

SERIES A PREFERRED STOCK AND WARRANTS. On June 27, 1996, the Company agreed to issue 580,645 shares of Series A Preferred Stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for the conversion of $1,800,000 of the convertible debt. Such preferred shares and warrants were valued at $2,932,000, net of issue costs. Each share of the preferred stock is convertible into two common shares, subject to adjustments for dilutive events, and carries 10% mandatory cumulative dividends payable semi-annually in April and October. The dividends for the first two years were payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. Preferred stockholders have no voting rights unless dividend payments are more than two years in arrears, at which time the preferred stockholders shall have the right to vote with common stockholders as one class with the number of votes equal to the number of shares of common stock into which the preferred stock is convertible.

The warrants are exercisable immediately, and expire in 2006. The Company can redeem the warrants at any time after five years, if the common stock trades at or above $6.00 per share, by paying a redemption price of $0.01 per warrant share.

The Series A Preferred Stock and warrants issuable in fiscal 1996 (discussed above) were issued in August 1996. In January and April 1998 one Series A Preferred stockholder converted 96,774 shares of Series A Preferred Stock into 193,548 shares of Common Stock. The Company has reserved 1,687,742 shares of common stock for issuance upon conversion of the remaining preferred stock and exercise of these warrants. The common shares issuable in connection with the conversion of Series A Preferred Stock or exercise of warrants were registered on December 23, 1996. In the event of any liquidation or winding up of the Company, the holders of Series A Preferred Stock will be entitled to receive in preference to the holders of common stock an amount equal to $3.10 per share plus any accumulated and unpaid dividends on the preferred stock. The total liquidation preference for Series A Preferred Stock would be approximately $1,525,000 at June 30, 1998.

SERIES B PREFERRED STOCK. On March 19, 1997, the Company issued 5,000 shares of 8% convertible Series B Preferred Stock at $1,000 per share. Each share is convertible into 500 shares of common stock, subject to adjustments, at $2.00 per share and carries 8% mandatory cumulative dividends. The dividends for the first year were payable at the Company's option in cash or common stock valued at 90% of the 20 day average bid price preceding the distribution due date.

In the event of any liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock will be entitled to receive, junior to the rights of the holders of Series A Preferred Stock, in preference to the holders of common stock, an amount equal to $1,000 per share plus all accumulated and unpaid dividends on the Series B Preferred Stock. The total liquidation preference for Series B Preferred Stock would be approximately $5,067,000 at June 30, 1998. The Company has reserved 2,500,000 shares of common stock for issuance upon conversion of the Series B Preferred. These common shares were registered on July 30, 1997.

When preferred stock is convertible to common stock at a conversion rate that is a discount from the market rate at the date of issuance, the discounted amount is an assured incremental yield, the "beneficial conversion feature," to the preferred stockholders and should be accounted for as an embedded dividend to preferred stockholders. As such, this dividend was recognized in the earnings per share calculation at June 30, 1997. Based on the conversion terms of the Series Preferred Stock, an embedded dividend of $1,720,000 or $0.14 per share, was added to net loss in the calculation of basic and diluted net loss per common share.

COMMON STOCK. On December 30, 1996 the Company issued 307,692 shares of unregistered common stock to an existing stockholder at $1.625 per share.

STOCK OPTION PLANS. In December 1996, the stockholders authorized an additional 1,000,000 shares for a total of 3,004,778 shares authorized under the Company's 1991 Stock Option Plan. Incentive stock options may not be granted with exercise prices at less than fair market value; non-qualified options may be granted with exercise prices at less than fair market value. Both types of options are exercisable in full immediately upon grant. However, the Company retains the right to repurchase unvested shares issued upon exercise of an option at the exercise price per share. Unless otherwise provided by the 1991 Stock Option Plan, the repurchase rights typically expire over periods of up to four years. Most options expire on approximately the tenth anniversary of the date of grant. At June 30, 1998, options for 157,529 shares were available for future grant, 1,437,348 options were vested, and no shares outstanding from option exercises were subject to repurchase. Options for 449,175 of shares granted under prior plans are outstanding and exercisable as of June 30, 1998.

In December 1997, the stockholders authorized an additional 150,000 shares for a total of 250,000 shares authorized under the Company's 1991 Nonemployee Director's Stock Option Plan. Options may be granted at fair market value to nonemployee directors at set times as provided in the Nonemployee Directors Plan, and should the Board elect to waive fees paid by the Company to nonemployee directors, that amount of fees waived can be applied to reduce the exercise price of options granted, pursuant to the terms of the Plan. Options are exercisable in full six months after the date of grant. The Company retains the right to repurchase unvested shares issued upon exercise of an option at the exercise price per share with the right to repurchase expiring over a two year period. At June 30, 1998, options for 172,500 shares were available for future grant, 28,125 options were exercisable and no shares outstanding from option exercises were subject to repurchase. The Company has reserved a sufficient number of shares of common stock to be issued upon exercise of warrants and options outstanding and to be granted.

In January 1998, The Board of Directors authorized 267,000 shares to be granted to employees in connection with the purchase of UPI technology (refer to Note
3). The options may be granted at the fair market value on the date of grant with a term of 10 years and vesting over four years. 50% of the fourth year vesting for certain employees may be accelerated based on the achievement of certain milestones. The options are exercisable when vested. At June 30, 1998, options for 43,500 shares were available for future grant and zero options were vested.

A summary of stock option activity under all plans follows:

                                                    1998                        1997                         1996
---------------------------------------------------------------------------------------------------------------------------------
                                                          Weighted                     Weighted                      Weighted
                                                           Average                      Average                       Average
(Shares in thousands)                       Options     Exercise Price   Options     Exercise Price   Options      Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
Options:
     Outstanding at beginning of year         2,737         $ 1.73         2,100           1.58         2,135           1.61
     Granted                                    818           3.47           866           2.16           624           1.79
     Exercised                                 (403)          1.06           (65)          2.48          (294)          1.16
     Canceled                                  (125)          1.68          (164)          2.28          (365)          2.48
---------------------------------------------------------------------------------------------------------------------------------
     Outstanding at end of year               3,027         $ 2.29         2,737         $ 1.73         2,100         $ 1.58
---------------------------------------------------------------------------------------------------------------------------------


The exercise price of options exercised during fiscal 1998 ranged from $0.10 to $3.00. The Company granted 15,000 options at less than fair market value in 1998. Options to purchase 2,803,445 shares were exercisable at June 30, 1998.

The following table summarizes information about options outstanding at June 30, 1998:

               OPTIONS OUTSTANDING

                                              Weighted          Weighted
    Range of                 Number       Average Remaining      Average
 Exercise Prices           Outstanding     Contractual Life   Exercise Price
----------------------------------------------------------------------------
$0.6250 -- $1.6875            639,394          5.31 years       $1.0021
  1.7500 -- 2.0000            706,001          5.70              1.8835
  2.0313 -- 2.7500            794,000          7.63              2.3839
  2.8438 -- 3.5000            609,000          9.05              3.1408
  3.5625 -- 5.1875            278,550          9.42              4.1215
----------------------------------------------------------------------------
 $0.6250 -- $5.1875         3,026,945          7.14 years       $2.2875

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

Pro forma information regarding net loss and loss per share in fiscal 1998, fiscal 1997 and fiscal 1996 has been determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method prescribed by SFAS 123. The resulting effect on pro forma net loss and loss per share disclosed for fiscal 1998, fiscal 1997 and fiscal 1996 is not likely to be representative of the effects on net income and earnings per share on a pro forma basis in future years, because fiscal 1998, 1997 and 1996 pro forma results include the impact of only three years, two years and one year, respectively, of grants and related vesting, while subsequent years will include additional years of grants and vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions for fiscal 1998, 1997 and 1996: weighted average risk-free interest rates of 5.7%, 6.3% and 5.8%, respectively; dividend yields of 0% for all three years: volatility factors of the expected market price of the Company's common stock of 68%, 66% and 66%, respectively; and a weighted-average expected life of one year beyond vesting for all these years. The weighted average fair value of options granted during fiscal 1998, 1997 and 1996 was $1.80, $1.10 and $0.92, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. Pro forma information for the years ending June 30 follows:

(in thousands, except per share amounts):

                                                                                        Year ended June 30,
                                                                                 1998           1997            1996
----------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders-pro forma                           $   1,514      $   2,303      $   4,666
Net loss per common share-pro forma (including preferred stock dividends)      $    0.15      $    0.34      $    0.38

9.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company conducts its business within one industry segment. The breakdown of export revenues is as follows:

(in thousands):                                      Year ended June 30,
                                               1998          1997          1996
                                              ----------------------------------
EXPORT REVENUES
     Europe                                   $5,581        $3,100        $1,783
     Pacific Rim/Latin America                 1,269         1,432         1,578
--------------------------------------------------------------------------------
         Total export revenues                $6,850        $4,532        $3,361

Revenues and operating income recorded by the foreign subsidiaries of the Company and their corresponding identifiable assets were not material in fiscal 1998, 1997 or 1996.

10. RELATED PARTY TRANSACTIONS

On August 8, 1996, SAP AG purchased from Informix Corporation 1,736,263 shares of common stock of the Company. This total represents all the Company shares previously held by Informix Corporation. As of June 30, 1998, SAP AG holds approximately 11% of the outstanding stock of the Company. The Company recognized $4,685,000 and $2,468,000 of total revenues from SAP AG during fiscal 1998 and 1997, respectively and had $153,000 and $645,000 included in accounts receivable at June 30, 1998 and 1997, respectively, from SAP AG.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
INTELLICORP, INC.

We have audited the accompanying consolidated balance sheets of IntelliCorp, Inc. as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntelliCorp, Inc. at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

                                        /s/ ERNST & YOUNG LLP

Palo Alto, California
July 31, 1998

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company incorporates by reference the information set forth under the caption "Nomination and Election of Directors" of the Company's Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT.

As of September 5, 1998, the executive officers and directors of IntelliCorp are as follows:

              Name                                  Age          Position
              ----                                  ---          --------
              Kenneth H. Haas                       47           Director and President

              Colin Bodell                          36           Chief Operating Officer
                                                                 Development and Engineering Services

              Tanya Candia                          49           Vice President, Marketing

              Mark Bickerstaffe                     40           Vice President, North American Sales

              David Loeb                            37           Vice President, and Managing Director, Consulting
                                                                 and Training

              Adrian G. Rayner                      46           Vice President and Managing Director, Europe

              Peter L. Christiansen                 40           Vice President, Software Development

              Maryanne R. Stone                     33           Vice President, and Managing Director, SAP
                                                                 Consulting and Training

              Kenneth A. Czaja                      49           Vice President Finance, Secretary and
                                                                 Chief Financial Officer

              Katharine C. Branscomb(2)             42           Director

              Joseph A. Graziano(1), (2)            54           Director

              Norman J. Wechsler(1), (2)            53           Director

              Arthur W. Berry(1)                    57           Director


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

Mr. Bodell joined IntelliCorp as Vice President, Product Development in December 1995, and was appointed Chief Operating Officer in August, 1998. Previously, Mr. Bodell served as Vice President, Client Server

Development at Micro Focus, Inc. Mr. Bodell received an Honors Degree in Computer Science from Coventry University in England.

Ms. Candia joined IntelliCorp in August 1998 as Vice President, Worldwide Marketing. She has served in a variety of senior marketing and executive roles in technology companies during the last 16 years, including Unison Software, OpenVision, Amdahl Corporation and Teradyne. She received holds an MA degree in Intercultural Communication from the Monterey Institute of International Studies, and an MS in Systems Management from the University of Southern California.

Mr. Bickerstaffe was appointed Vice President, North American Sales in August 1998. He joined IntelliCorp in 1993 as Sales Manager for the European Distribution Channels. Mr. Bickerstaffe moved to the United States in 1996 to take responsibility for IntelliCorp's relationships with SAP's Implementation Partners. Prior to joining IntelliCorp he worked in the United Kingdom as a Sales Manager at Boole and Babbage.

Mr. Loeb was appointed Managing Director, Consulting and Training Services in July 1995, and was appointed a Vice President in August 1998. He joined IntelliCorp in 1994 as a Senior Field Consultant and was promoted to Director, GTE Project. Prior to joining IntelliCorp, Mr. Loeb held consulting, product development and management positions at IBM's Research Center, AICorp and Enterprise Software. Mr. Loeb studied Computer Science at the University of Illinois and is the author of two patents.

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

Mr. Christiansen was appointed Vice President, Software Development in August 1997. He joined IntelliCorp in September 1993 as a Senior Software Engineer and was promoted to Director of Product Development in November 1995. Prior to joining IntelliCorp, Mr. Christiansen served in various capacities within PRO UBIS, a German consulting and software company. Most recently he held the position of Project Manager.

Ms. Stone joined IntelliCorp as Managing Director, SAP Consulting and Training in August 1997, and was appointed a Vice President in August 1998. Prior to joining IntelliCorp, she worked for Deloitte & Touche Consulting Group/ICS where she served as Manager of Client Services. Ms. Stone has been involved with SAP implementations for the last nine years and is a previous employee of SAP AG, Switzerland. She received her Bacheloris of Commerce degree from the University of Cape Town and completed the Management Advancement Program in Business Administration at the University of Witwatersrand, South Africa.

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

Mr. Graziano has been a Director of the Company since April 1985. In 1981 Mr. Graziano joined Apple Computer, Inc. as Chief Financial Officer and served in that position until 1985. After a two-year sabbatical, followed by two years as CFO at Sun Microsystems, he rejoined Apple in 1989 as Senior Vice President and Chief Financial Officer. Later, Mr. Graziano was appointed Executive Vice President and was elected to Apple's Board of Directors in 1993. Mr. Graziano resigned from Apple's Board in October 1995 and left Apple at the end of 1995. Mr. Graziano was Treasurer at ROLM Corporation from 1976 until joining Apple in 1981, and held accounting positions with other technology companies in Silicon Valley. Mr. Graziano is also a Director of Pixar Animation Studios and CIDCO, Inc.

Mr. Wechsler has been a Director of the Company since September 1996. He is Chairman and President of Wechsler & Co., Inc., a broker-dealer and investment company, which he joined in 1963. The firm is a member of the NASD and SIPC.

Mr. Berry became a Director of the Company in August 1997. Since 1990, he has been Chairman of Pecks Management Partners Ltd. in New York, a specialized, institutional investment manager focusing on public and privately placed convertible securities. From 1985 to 1990, Mr. Berry was President of the Alliance Capital Management, L.P. Convertible Fund. Prior to joining Alliance, he was with the Harris Bank in Chicago, first as Senior Portfolio Manager in the bank's individual investment group, then as Vice President and Head of the Special Funds section and Manager of the Harris Convertible Fund. Mr. Berry, a Chartered Financial Analyst, is a graduate of Monmouth College and holds an MBA degree from Washington University. He is a director of Hybridon, Inc.

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

                           3-A        Certificate of Incorporation(1)
                           3-B        By-Laws(2)
                           10-AA      Office Lease dated as of February 27, 1995
                                      between Registrant and El Camino Office
                                      Investments, as amended(3)
                           10-FF      Registrant's 1991 Stock Option Plan(2)
                           10-GG      Registrant's 1991 Nonemployee Directors Stock
                                      Option Plan(2)
                           10-JJ      Employment Agreement dated October 30, 1991 between Registrant and Kenneth H. Haas(2)
                           10-KK      Employment Agreement dated October 30, 1992 between Registrant and Gary Fine(5).
                           10-OO      Seven-Year Senior Convertible Note Purchase Agreement
                                      dated April 19, 1996(6).
                           10-PP      Form of Senior Convertible Note(6)
                           10-QQ      Agreement to exchange convertible debt for preferred
                                      stock and warrants(5).
                           10-RR      Series B Preferred Stock Purchase Agreement dated
                                      March 19, 1997(7).
                           10-SS      Office Lease dated March 17, 1998.
                           20         Definitive form of Proxy Statement for the Annual Meeting
                                      of Stockholders to be held December 8, 1998(4).
                           21         Subsidiaries of Registrant(1).
                           23         Consent of Ernst & Young LLP, Independent Auditors.
                           25         Power of Attorney - See page 37 hereof.
                           27         Financial Data Schedule.

         (b)  Reports on Form 8-K

              Incorporated by reference to the Company's report on Form 8-K related to UPI asset Purchase filed on February 9, 1998.

----------

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

(4) The Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1997.

(5) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. and incorporated herein by reference.

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



                                   INTELLICORP, INC.




                                        By:

                                        Kenneth H. Haas
                                        Director and President



                                   Date: October 6, 1998

POWER OF ATTORNEY TO SIGN AMENDMENTS

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Kenneth H. Haas and Kenneth A. Czaja, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                                 Title                                  Date
     ---------                                 -----                                  ----
     /s/ Kenneth H. Haas                       Director and President                 October 6, 1998
     -------------------                       (Principal Executive Officer)
     Kenneth H. Haas


     /s/ Kenneth A. Czaja                      Chief Financial Officer                October 6, 1998
     --------------------                      and Secretary
     Kenneth A. Czaja

     /s/ Katharine C. Branscomb                Director                               October 6, 1998
     --------------------------
     Katharine C. Branscomb


     /s/ Joseph A. Graziano                    Director                               October 6, 1998
     ----------------------
     Joseph A. Graziano


     /s/ Norman J. Wechsler                    Director                               October 6, 1998
     ----------------------
     Norman J. Wechsler


     /s/ Arthur W. Berry                       Director                               October 6, 1998
     -------------------
     Arthur W. Berry

EXHIBIT INDEX

                                INTELLICORP, INC.
                                   FORM 10-KSB

                                                                                                       Sequentially
Index                                                                                                    Numbered
No.                                                                                                        Page
---                                                                                                        ----
3-A          Certificate of Incorporation(1).
3-B          By-Laws(2).
10-AA        Office Lease dated as of August 31, 1993 between Registrant and El
             Camino Office Investments, as amended(3).
10-FF        Registrantis 1991 Stock Option Plan(2).
10-GG        Registrantis 1991 Nonemployee Directors Stock Option Plan(2).
10-JJ        Employment Agreement dated October 30, 1991 between the
             Registrant and Kenneth H. Haas(2).
10-KK        Employment Agreement dated October 30, 1992 between the Registrant and Gary Fine(5).
10-OO        Seven Year Senior Convertible Note Purchase Agreement dated
             April 19, 1996(6).
10-PP        Form of Senior Convertible Note(6).
10-QQ        Agreement to exchange convertible debt for preferred stock and warrants(5).
10-RR        Series B Preferred Stock Purchase Agreement dated March 19, 1997.
10-SS        Office Lease dated March 17, 1998.
20           Definitive form of Proxy Statement for the Annual Meeting of
             Stockholders to be held December 8, 1998(4).
21           Subsidiaries of Registrant(1).
23           Consent of Ernst & Young LLP, Independent Auditors.                                            40
25           Power of Attorney.                                                                             37
27           Financial Data Schedule.

----------

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

(4) The Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1997.

(5) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 and incorporated herein by reference.

(6) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference.



46