Form 10-Q
period 1998-09-30
INTELLICORP INC
filed 1998-11-16
CIK 730169

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

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

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                            Outstanding as of
               Class                        October 30, 1998
               -----                        -----------------
               Common stock,
               $.001 par value              15,211,307 shares

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

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................8-11

PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K....................................12

SIGNATURE..........................................................................13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS



                                          September 30,      June 30,
(In thousands)                                1998            1998(1)
                                          -------------      --------
                                          (unaudited)
Assets
Current assets:
Cash and cash equivalents                   $  3,361         $  4,714
Short-term investments                         1,492            1,472
Accounts receivable, net                       6,074            7,157
Other current assets                             378              327
                                            --------         --------
    Total current assets                      11,305           13,670

Property and equipment, net                    1,126            1,101
Purchased intangibles, net                     3,183            3,431
Capitalized software, net                         --               49
Other assets                                     220              203
                                            --------         --------


                                            $ 15,834         $ 18,454
                                            ========         ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                            $    897         $  1,410
Accrued compensation                           1,372            1,321
Other current liabilities                      1,497            1,589
Deferred revenues                              2,133            2,377
                                            --------         --------
    Total current liabilities                  5,899            6,697


Convertible notes                              1,600            1,600

Stockholders' equity:
Preferred stock                                    1                1
Common stock                                      15               15
Additional paid - in capital                  58,494           58,487
Accumulated deficit                          (50,175)         (48,346)
                                            --------         --------
    Total stockholders' equity                 8,335           10,157
                                            --------         --------
                                            $ 15,834         $ 18,454
                                            ========         ========

(1) The consolidated balance sheet at June 30, 1998, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three months ended
                                                          September 30,
(In thousands, except                            -----------------------------
per share amounts)                                 1998                 1997
                                                 --------             --------
                                                          (unaudited)
Revenues:
    Software                                     $  1,278             $  2,900
    Contract services                               3,065                1,450
    Other services                                    795                  430
                                                 --------             --------
    Total revenues                                  5,138                4,780
                                                 --------             --------

Costs and expenses:
    Cost of revenues:
       Software                                       269                  262
       Contract services                            2,096                  680
       Other services                                 195                  177
    Research and development                        1,566                1,072
    Marketing, general, and
       administrative                               2,753                2,151
                                                 --------             --------
    Total costs and expenses                        6,879                4,342
                                                 --------             --------


Income / (loss) from operations                    (1,741)                 438

Other income (expense), net                            67                   24
                                                 --------             --------
Income / (loss) before taxes                       (1,674)                 462

Provision for income taxes                             20                   37
                                                 --------             --------
Net income (loss)                                $ (1,694)            $    425
                                                 ========             ========
Series A and Series B Preferred
    stock dividends                                  (135)                (162)
                                                 --------             --------
Income (loss) available to
    common shareholders                            (1,829)                 263
                                                 ========             ========

Net income (loss) per share - basic              $  (0.12)            $   0.02
                                                 ========             ========
Net income (loss) per share - diluted            $  (0.12)            $   0.02
                                                 ========             ========
Shares used in computation of net
    income (loss) per share - basic                15,173               13,044
                                                 ========             ========
Shares used in computation of net
    income (loss) per share - diluted              15,173               14,899
                                                 ========             ========


See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three months ended
                                                                      September 30,
Increase (decrease) in cash and                                ---------------------------
    cash equivalents (in thousands)                              1998               1997
                                                               -------             -------
                                                                       (unaudited)
Cash flows from operating activities:
    Net income (loss)                                          $(1,694)            $   425
    Adjustments to reconcile net loss to net
        cash used in operating activities:
    Depreciation and amortization                                  456                 128
    Changes in assets and liabilities:
        Accounts receivable                                      1,083              (1,737)
        Other current assets                                       (51)               (127)
        Other assets                                               (17)                 74
        Accounts payable                                          (513)                204
        Accrued compensation                                        51                 (23)
        Other current liabilities                                  (92)                 73
        Deferred revenues                                         (244)                950
                                                               -------             -------
    Net cash used in operating activities                       (1,021)                (33)
                                                               -------             -------

Cash flows from investing activities:
    Property and equipment purchases                              (184)               (109)
    Purchase of short-term investments                              --              (3,078)
    Unrealized gain on short term investments                      (20)                 --
    Maturities of short-term investments                            --                 985
                                                               -------             -------
Net cash used in investing activities                             (204)             (2,202)
                                                               -------             -------

Cash flows from financing activities -
    Payment of dividends                                          (135)                 --
    Cash collected from exercise of warrants                        --                 712
    Cash collected from sale of stock                                7                  54
                                                               -------             -------
Net cash provided by (used in) financing activities               (128)                766
                                                               -------             -------

Decrease in cash and cash equivalents                           (1,353)             (1,469)
Cash and cash equivalents, beginning of period                   4,714               4,363
                                                               -------             -------
Cash and cash equivalents, end of period                       $ 3,361             $ 2,894
                                                               =======             =======



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended June 30, 1998, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, the interim statements reflect all adjustments (consisting of normal recurring entries) which are necessary for a fair presentation of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

RECLASSIFICATIONS. The Company has reclassified certain prior year balances to conform with current year presentation.

2. SIGNIFICANT CUSTOMERS AND EXPORT SALES. A related party accounted for 29% ($1,506,000) and 27% ($1,305,000) of the total revenues for the three month periods ended September 30, 1998 and 1997, respectively. One other related party accounted for 10% ($503,000) of total revenues for the three months ended September 30, 1998.

3. INCOME TAXES. The Company's provision for income taxes of $20,000 for the three months ended September 30, 1998 is attributable to income taxes, primarily state and local. The provision for income taxes of $37,000 for the three months ended September 30, 1997 is attributable to federal (Alternative Minimum Tax), state, and local income taxes and foreign withholding taxes.

4. EARNINGS PER SHARE. In 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced primary and fully diluted earnings per share under APB 15 with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted net income/(loss) per share.


(in thousands, except per share amounts)
                                                            Three Months Ended
                                                                September 30,
                                                       -----------------------------
                                                         1998                1997
                                                       --------             --------
Numerator:
     Net income/(loss)                                 $ (1,694)            $    425
     Preferred stock dividends                             (135)                (162)
                                                       --------             --------
     Income / (loss) available to common
    shareholders                                         (1,829)                (263)
                                                       ========             ========

Denominator:
Average shares outstanding-basic                         15,173               13,044
Effect of dilutive securities:
Employee and director stock options                          --                1,604
    Warrants                                                 --                  251
                                                       --------             --------
Share used in computation of
    net income/(loss) per share-assuming dilution        15,173               14,899
                                                       ========             ========

Net income/(loss) per share-basic                      $  (0.12)            $   0.02
                                                       ========             ========

Net income/(loss) per share-assuming dilution          $  (0.12)            $   0.02
                                                       ========             ========


5. NEW ACCOUNTING STANDARD. As of July 1, 1998, the Company adopted Statement 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

During the quarter ended September 30, 1998 and 1997, total comprehensive income approximated net income/(loss).

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



RESULTS OF OPERATIONS


The Company's total revenue is derived from three sources: software licenses, contract services, and other services, which is primarily comprised of product support revenue. In prior periods training revenue was included in other services. The change in the classification of training revenue from other services to contract services was made to more accurately reflect the manner in which the business is managed internally. Certain prior period balances have been restated to reflect the reclassification.

Total revenues were $5,138,000 for the three months ending September 30, 1998, compared to $4,780,000 for the same period in the prior year. This represents a 7% increase over the same period a year ago.

The geographic breakdown of revenue is as follows:

                                       Three months ended
(In thousands)                            September 30,
                                     ------------------------              %
                                      1998              1997             Change
                                     ------            ------            ------
North America                        $3,598            $3,659                (2)%
Europe                                1,367               795                72 %
Pacific Rim/Latin America               173               326               (47)%
                                     ------            ------            ------
    Total revenue                    $5,138            $4,780                 7%


The geographic revenue as a percentage of revenue is as follows:

                                  Three months ended
                                    September 30,
                                  ------------------
                                   1998        1997
                                  -----        -----
North America                       70%          76%
Europe                              27%          17%
Pacific Rim/Latin America            3%           7%
                                  -----        -----
    Total                          100%         100%

Software revenues for the three months ended September 30, 1998 decreased 56% compared to the same period in the prior year. This decrease is primarily attributable to transitions in the Company's sales and marketing organization and temporary uncertainties regarding SAP's business process modeling direction. Several actions have been and are being taken to address these issues. In August, the Company hired a new vice president of marketing and is now in the process of announcing a new executive vice president of worldwide sales. In addition, SAP has issued a press release in September that reinforced Intellicorp's role as SAP's strategic partner to enhance Accelerated SAP(TM) and R/S(TM) for viewing the R/3 Reference Model. SAP also reiterated its plans to make LiveModel available through the SAP standard price list.

Contract services revenues, which includes training revenues, increased 111% during the first quarter of 1999 compared to the same period a year ago. The increase is primarily due to revenue from consulting related to LiveModel: SAP R/3.

Other services revenue increased 85% for the first quarter of 1999 compared to the same period a year ago. The increase is mainly due to product support revenues related to the LiveModel: SAP R/3 product.

Gross margin, as a percentage of total revenues for the three months ended September 30, 1998 was 50% compared to 77% in the same period in the prior year. Software margins were 79% for the three months ended September 30,1998 compared to 91% for the same period in the prior year. The decrease in software margins was due to amortization of acquired technology in the first quarter of fiscal 1999. No such amortization expense was incurred in the prior year quarter. Contract services margins were 32% for the three months ended September 30, 1998 compared to 53% for the same period in the prior year. The decrease is attributable to higher employee costs in the current year quarter, increased infrastructure costs necessitated by the Q3 fiscal 1998 hiring of additional employees to perform UPI consulting services, and lower utilization rates of Intellicorp, employee consultants compared to the prior year quarter. Other services margins were 75% for the three months ended September 30, 1998 compared to 59% in the same period in the prior year. This increase in margins is attributable to increased sales volume on a relatively fixed cost base.

Research and development (R&D) expenses increased $494,000 (46%) for the three months ended September 30, 1998 compared to the prior year quarter. The increase is due to the acquisition of the UPI technology in the third quarter of fiscal 1998 which necessitated an increased number of R&D staff to develop the the next generation of Live Interface products. R&D expenses, as a percentage of total revenues for the three months ended September 30, 1998 were 30% compared to 22% in the same prior year period.

Marketing, general and administrative expenses increased $602,000 during the three months ended September 30, 1998, compared to the prior year quarter. The increase is due to several factors, including, labor costs and a general expansion of the sales force, including headcount increases both in the U.S. and Europe and a new sales office in France. In total, marketing, general and administrative expenses were 54% of revenues for the three months ended September 30, 1998, compared to 45% of revenues for the same period last year.

Other income, net, which includes interest income, interest expense and foreign currency translation gains and losses increased by $43,000 for the three months ended September 30, 1998 compared to the same period in the prior year. The increase is due primarily to favorable foreign currency fluctuations during the first three months of fiscal year 1999 compared to the same prior year period.

The provision for income taxes of $20,000 for the three months ended September 30, 1998 is due to income taxes. This compares to $37,000 for income and foreign withholding taxes for the prior year period. For the first quarter of fiscal 1999, the Company reported a net loss of $1,694,000 ($0.12 per common share after deducting preferred stock dividends), compared to net income of $425,000 ($0.02 per common share after deducting preferred stock dividends) in the first quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1998, cash, cash equivalents and short-term investments were $4,853,000 compared to $7,016,000 at September 30, 1997.

The Company had a net loss of $1,694,000 for the first three months of fiscal 1999 compared to a net income of $425,000 for the first three months of fiscal 1998. Cash used in operations was $1,021,000 during the first quarter of fiscal 1999, compared to $33,000 in the same period in the prior year. The increase in cash used in operations is primarily due to the net loss incurred in the current year quarter versus the net income in the prior year quarter.

Cash used in investing activities was $204,000 in the first quarter of fiscal 1999 compared to $2,202,000 in the first quarter of fiscal 1998. The decrease in cash used in investing activities is due primarily to the purchase of short term investments of $3,078,000, offset by the sale of short term investments of $985,000 in the prior year quarter.

Cash used in financing activities was $128,000 in the current year quarter versus $766,000 provided by financing activities in the prior year quarter. In the current year quarter the Company paid cash dividends of $135,000 on the Company's outstanding Preferred stock whereas in the prior year quarter the Company issued common stock in lieu of cash dividends on the Company's outstanding Preferred stock. Additionally, the Company received $712,000 from warrants exercised in the prior year quarter.

Management's plans for fiscal year 1999 anticipate sufficient revenues so as not to require additional capital resources. However, the Company may, from time to time, raise additional capital through debt or equity financing to take advantage of market opportunities. There can be no assurance, however, that the Company will be able to raise additional capital on favorable terms, if at all. If revenues for the remainder of fiscal 1999 do not meet management's expectations, and additional financings are not available, management has the ability and may further reduce certain expenditures to lower the Company's cost base, if required. As a result of these factors, the Company believes its cash, cash equivalents and short term investments at September 30, 1998 and expected cash generated from operations will be adequate to fund its operations during fiscal 1999.

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

Based on the Company's assessment to date, all newly introduced products and services of the Company are year 2000 compliant, however, some of the Company's customers are running product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product version. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the year 2000 requirements. To the extent that IntelliCorp is not able to test technology provided by third party hardware or software vendors, IntelliCorp is in the process of obtaining assurances from such vendors that their systems are year 2000 compliant. In the event that any third parties cannot provide the Company with products, services or systems that meet the year 2000 requirements in a timely manner, the Company's operating results could be materially adversely affected. Although the Company believes that the cost of year 2000 modifications for internal use software and systems and the Company's products is not material, there can be no assurance that various factors relating to year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results or financial position.

PURCHASED INTANGIBLE ASSETS

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

At the time of acquisition, revenues for developed and core technology were estimated for the remainder of fiscal 1998 through fiscal 2004. The Company anticipated that sales of the acquired developed product would decline significantly during fiscal 1999. While Q1 fiscal 1999 revenues were lower than initial estimates, revenues from the acquisition date through the end of the first quarter of fiscal 1999, related to the developed and core technology, have not been significantly differrent from initial expectations due to higher than expected revenues in the last two quarters of fiscal 1998. As of the end of the first quarter of fiscal 1999, the Company believes that total revenues over the life of the product will not differ significantly from initial estimates. As of the end of the first quarter of fiscal 1999 no change has occurred with respect to management's expectation that revenues are anticipated to shift to the new product solution which is expected to be introduced into the market in the second half of fiscal year 1999. It should be noted that while revenues allocated to the developed and in-process technologies are expected to individually phase down over time (consistent with normal software product life cycles), the composite revenue attributed to all applications integration products and technologies (including future follow-on technologies) is planned to continue growing in the foreseeable future.

At the time of acquisition, the Company estimated that an aggregate of approximately $2.0 million of research and development spending is anticipated over an approximately one year development period from the acquisition date in order to develop the acquired in-process research and development into a viable product offering. As of the end of the first quarter of fiscal 1999, the Company has no reason to believe that actual costs needed to develop a viable product offering or the timing needed to develop said product offering from the acquired in-process research and development is materially different from the initial estimates.

PART II.       OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

               27 - Financial Data Schedule.

c)      Reports on Form 8-K

        No reports have been filed for the quarter ended September 30, 1998.

                                   SIGNATURE


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


                                       INTELLICORP, INC.


                                       /s/ Kenneth A. Czaja
                                       ----------------------------------------
                                       Kenneth A. Czaja
                                       Chief Financial Officer

                                INDEX TO EXHIBITS


        Exhibit                                                  Sequentially
        No.                       Description                    Numbered Page
        ------                    -----------------------        -------------
        27                        Financial Data Schedule