Form 10QSB
period 1998-12-31
INTELLICORP INC
filed 1999-02-16
CIK 730169

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

          For the transition period from _____________ to _____________

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

                               YES [X]     NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Outstanding as of
           Class                             January 31, 1999
           ---------------------             -----------------
           Common stock,
           $.001 par value                   15,218,869 shares

                     This document is comprised of 13 pages.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
     Item 1.     Financial Statements
                 Condensed Consolidated Balance Sheets......................  3
                 Condensed Consolidated Statements of Operations............  4
                 Condensed Consolidated Statements of Cash Flows............  5
                 Notes to Condensed Consolidated Financial Statements.......  6

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...........  7-10


PART II. OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K..........................  11

SIGNATURE..................................................................  12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     December 31,      June 30,
(In thousands)                                          1998           1998(1)
                                                     ------------      --------
                                                            (unaudited)
Assets
Current assets:
Cash and cash equivalents                             $  2,795         $  4,714
Short-term investments                                   1,472
Accounts receivable, net                                 6,312            7,157
Other current assets                                       433              327
                                                      --------         --------
     Total current assets                                9,540           13,670

Property and equipment, net                              1,220            1,101
Purchased intangibles, net                               2,934            3,431
Other assets                                               178              252
                                                      --------         --------

                                                      $ 13,872         $ 18,454
                                                      ========         ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                      $  1,297         $  1,410
Accrued compensation                                     1,205            1,321
Other current liabilities                                1,749            1,589
Deferred revenues                                        1,868            2,377
                                                      --------         --------
     Total current liabilities                           6,119            6,697

Convertible notes                                        1,600            1,600

Stockholders' equity:
Preferred stock                                              1                1
Common stock                                                15               15
Additional paid - in capital                            58,522           58,487
Accumulated deficit                                    (52,385)         (48,346)
                                                      --------         --------
     Total stockholders' equity                          6,153           10,157
                                                      --------         --------

                                                      $ 13,872         $ 18,454
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

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three months ended              Six months ended
                                                 December 31,                  December 31,
(In thousands, except                       -----------------------       -----------------------
per share amounts)                            1998           1997           1998           1997
                                            --------       --------       --------       --------
                                                (unaudited)                      (unaudited)
Revenues:
     Software                               $  1,581       $  3,459       $  2,859       $  6,359
     Contract services                         3,231          1,528          6,296          2,978
     Other services                              838            529          1,633            959
                                            --------       --------       --------       --------
     Total revenues                            5,650          5,516         10,788         10,296
                                            --------       --------       --------       --------

Costs and expenses:
     Cost of revenues:
       Software                                  344            210            613            472
       Contract services                       2,335            724          4,431          1,404
       Other services                            173            208            368            385
     Research and development                  1,657          1,337          3,223          2,409
     Marketing, general, and
       administrative                          3,198          2,384          5,951          4,535
                                            --------       --------       --------       --------
     Total costs and expenses                  7,707          4,863         14,586          9,205
                                            --------       --------       --------       --------

Income (loss) from operations                 (2,057)           653         (3,798)         1,091

Other income (expense), net                      (18)            67             49             91
                                            --------       --------       --------       --------

Income (loss) before provision
     for income taxes                         (2,075)           720         (3,749)         1,182

Provision for income taxes                      --               69             20            106
                                            --------       --------       --------       --------

Net income (loss)                           $ (2,075)      $    651       $ (3,769)      $  1,076
                                            ========       ========       ========       ========

Series A and Series B Preferred
     stock dividends                            (135)          (160)          (270)          (322)
                                            --------       --------       --------       --------

Income (loss) available to
     Common shareholders                    $ (2,210)      $    491       $ (4,039)      $    754
                                            ========       ========       ========       ========

Net income (loss) per share - basic         $  (0.15)      $   0.04       $  (0.27)      $   0.06
                                            ========       ========       ========       ========

Net income (loss) per share - diluted       $  (0.15)      $   0.03       $  (0.27)      $   0.05
                                            ========       ========       ========       ========

Weighted average common
      shares outstanding - basic              15,215         13,471         15,194         13,258
                                            ========       ========       ========       ========

Weighted average common
     shares outstanding - assuming
     dilution                                 15,215         15,143         15,194         15,023
                                            ========       ========       ========       ========

See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six months ended
                                                                    December 31,
Increase (decrease) in cash and                                ---------------------
cash equivalents (in thousands)                                  1998          1997
                                                               -------       -------
                                                                    (unaudited)
Cash flows from operating activities:
     Net income (loss)                                         $(3,769)      $ 1,076
     Adjustments to reconcile net loss to net
         cash used in operating activities:
     Depreciation and amortization                                 825           258
     Issuance of common stock in lieu of interest payment          --             90
     Changes in assets and liabilities:
         Accounts receivable                                       845        (1,141)
         Other current assets                                     (106)         (131)
         Other assets                                               74            85
         Accounts payable                                         (113)          300
         Accrued compensation                                     (116)          146
         Other current liabilities                                 160           402
         Deferred revenues                                        (509)          446
                                                               -------       -------
     Net cash provided by (used in) operating activities        (2,709)        1,531
                                                               -------       -------

Cash flows from investing activities:
     Property and equipment purchases                             (447)         (389)
     Purchase of short-term investments                            --         (3,620)
     Maturities of short-term investments                        1,472         3,515
                                                               -------       -------
Net cash provided by (used in) investing activities              1,025          (494)
                                                               -------       -------

Cash flows from financing activities:
     Payment of dividends                                         (270)         --
     Cash received from exercise of warrants                       --           712
     Cash received from sale of stock                              35           133
                                                               -------       -------
Net cash provided by (used in) financing activities               (235)          845
                                                               -------       -------

Increase (decrease) in cash and cash equivalents                (1,919)        1,882
Cash and cash equivalents, beginning of period                   4,714         4,363
                                                               -------       -------

Cash and cash equivalents, end of period                       $ 2,795       $ 6,245
                                                               =======       =======

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended June 30, 1998, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, the interim statements reflect all adjustments (consisting of normal recurring entries) which are necessary for a fair presentation of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

RECLASSIFICATIONS. The Company has reclassified certain prior year balances to conform with current year presentation.

2. SIGNIFICANT CUSTOMERS AND EXPORT SALES. A related party accounted for 24% ($1,373,000) and 27% (2,878,000), respectively, of the total revenues for the three and six month periods ended December 31, 1998 and 20% ($1,120,000) and 24% ($2,424,000), respectively, of the revenues for the three and six month periods ended December 31, 1997. One other related party accounted for 11% ($604,000) and 10% ($1,107,000), respectively, of the total revenues for the three and six month periods ended December 31, 1998. A commercial customer accounted for 15% ($838,000) of the total revenues for the three month period ended December 31, 1997.

3. INCOME TAXES. The Company's provision for income taxes of $20,000 for the three and six months ended December 31, 1998 is attributable to income taxes, primarily state and local. The provision for income taxes of $69,000 and $106,000, respectively, for the three and six months ended December 31, 1997 is attributable to income taxes and foreign withholding taxes.

4. NEW ACCOUNTING STANDARD. As of July 1, 1998, the Company adopted Statement 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

5. EARNINGS PER SHARE. In 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced primary and fully diluted earnings per share under APB 15 with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings (loss) per share.

During the quarter and six months ended December 31, 1998 and 1997, total comprehensive income approximated net income or net loss for each of these respective years.

(in thousands, except per share amounts)
                                                 -----------------------------------------------------
                                                   Three Months Ended            Six Months Ended
                                                       December 31,                 December 31,
                                                 -----------------------       -----------------------
                                                   1998            1997          1998           1997
                                                 --------       --------       --------       --------
Numerator:
     Net income/(loss)                           $ (2,075)      $    651       $ (3,769)      $  1,076
     Preferred stock dividends                       (135)          (160)          (270)          (322)
                                                 --------       --------       --------       --------
     Income/(loss) available to common
       shareholders                                (2,210)           491         (4,039)           754
                                                 ========       ========       ========       ========

Denominator:
Average shares outstanding-basic                   15,215         13,471         15,194         13,258
Effect of dilutive securities:
Employee and director stock options                                1,570                         1,589
Warrants                                                             102                           176
                                                 --------       --------       --------       --------
Average shares outstanding-
      assuming dilution                            15,215         15,143         15,194         15,023
                                                 ========       ========       ========       ========

Earnings (loss) per share-basic                  $  (0.15)      $   0.04       $  (0.27)      $   0.06
                                                 ========       ========       ========       ========

Earnings (loss) per share-assuming dilution      $  (0.15)      $   0.03       $  (0.27)      $   0.05
                                                 ========       ========       ========       ========

Common stock equivalents excluded from the computation of diluted shares outstanding at December 31, 1998 include 2,961,000 stock options, convertible preferred stock (435,000 shares of series A and 5,000 shares of series B) convertible notes (convertible to 1,032,000 shares of common stock), and warrants to purchase 720,000 shares of common stock as their inclusion would be ant-dilutive.

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


RESULTS OF OPERATIONS

The Company's total revenue is derived from three sources: contract services, software licenses, and other services, which is primarily comprised of product support revenue. In prior periods training revenue was included in other services. The change in the classification of training revenue from other services to contract services was made to more accurately reflect the manner in which the business is managed internally. Certain prior period balances have been restated to reflect this reclassification.

Total revenues were $5,650,000 and $10,788,000, respectively, for the three and six months ended December 31, 1998, compared to $5,516,000 and $10,296,000, respectively, for the same periods in the prior year. This represents a 2% and 5% increase, respectively, for the three and six month periods ended December 31, 1998 compared to the same prior year periods.

The geographic breakdown of revenue is as follows:

                                Three months ended          %            Six months ended            %
                                   December 31,           Change            December 31,           Change
                               --------------------      -------        --------------------      -------
(In thousands)                   1998         1997                        1998         1997
                               -------      -------      -------        -------      -------      -------
North America                  $ 3,778      $ 4,347          (13)%      $ 7,376      $ 8,006           (8)%
Europe                           1,728          964           79%         3,095        1,759           76%
Pacific Rim/Latin America          144          205          (28)%          317          531          (40%)
                               -------      -------      -------        -------      -------      -------
     Total revenue             $ 5,650      $ 5,516            2%       $10,788      $10,296            5%

The geographic revenue as a percentage of revenue is as follows:

                                         Three months ended             Six months ended
                                             December 31,                  December 31,
                                         ------------------            -------------------
                                         1998          1997            1998           1997
                                         ----          ----            ----           ----
North America                             67%           79%             68%            78%
Europe                                    30%           17%             29%            17%
Pacific/Latin America                      3%            4%              3%             5%
                                        -----         -----           -----           ----
     Total                               100%          100%            100%           100%

Software revenues for the three and six month periods ended December 31, 1998, respectively, decreased 54% and 55% compared to the same periods in the prior year. Both the three and six month decreases are primarily attributable to transitions in the Company's sales and marketing organization, which begun in the first quarter of this fiscal year, and uncertainties created by a shift in SAP's business process modeling direction. In the second quarter of fiscal 1999 the Company continued to take actions to address these issues. A new executive vice president of worldwide sales was hired in the second quarter, several new field sales managers were hired to replace existing sales managers, the sales and marketing organization was put through a focused training curriculum, and the Company has re-focused and increased its lead generation efforts. In addition, the Company is further integrating its LiveModel product with SAP's ASAP implementation methodology, and launched a new business process management program called LiveCompass, which is sold to the existing SAP R/3 install base. Intellicorp also launched a new application integration product called LiveTransfer which, combined with LiveInterface, provides a robust end-to-end solution for transferring data between SAP R/3 and other software applications.

Contract services revenues, which includes training revenues, for the three and six month periods ended December 31, 1998, increased 111% compared to the same periods a year ago. The increases are due to growth in most services, including custom development work, LiveModel consulting, LiveInterface consulting, and configure to order consulting.

Other services revenue increased 58% and 70% during the three and six months ended December 31, 1998, compared to the same periods a year ago. The increase is primarily due to product support revenues related to LiveInterface and LiveModel.

Gross margin, as a percentage of total revenues for the three and six months ended December 31, 1998, was 50% compared to 79% and 78% in the same periods in the prior year. Software margins were 78% and 79% for the three and six months ended December 31, 1998, compared to 94% and 93% for same prior year periods. The decrease in software margins is due to decreased sales volume on a relatively fixed cost base, as well as amortization expense incurred in fiscal 1999 related to acquired technology. Contract services margins were 28% and 30% for the three and six months ended December 31, 1998, compared to 53% in each of the same periods in the prior year. The decrease in contract services margins compared to the prior year quarters is due to two factors. First, the Company's shortfall in software revenue resulted in lower utilization rates in the consulting business as the consulting business is directly affected by the Company's software license sales. Second, the Company had infrastructure costs in the first two quarters of fiscal 1999 associated with the LiveInterface consulting business acquired in the third quarter of fiscal 1998 that it did not have in the first two quarters of fiscal 1998. Other services margins were 79% and 77% for the three and six month periods ended December 31, 1998 compared to 61% and 60% for the same prior year periods. The increases in the fiscal 1999 quarters over the prior year quarters is primarily due to increased support revenues on a relatively fixed cost base.

Research and development (R&D) expenses increased $320,000 (24%) and $814,000 (34%) during the three and six months ended December 31, 1998 from the same prior year periods. The increases are due primarily to increased headcount and higher labor costs related to continuing development on LiveModel: SAP R/3 as well as development costs associated with LiveInterface. R&D expenses, as a percentage of total revenues for the three and six months ended December 31, 1998 were 29% and 30% compared to 24% and 23% in the same prior year periods.

Marketing, general and administrative expenses increased $814,000 (34%) and $1,416,000 (31%), respectively, during the three and six months ended December 31, 1998, compared to the same prior year periods. The increases are due to several factors, including, labor costs, contractor and consultant fees, recruiting costs, trade show expenses, expenses related to the opening of a French office, provision for certain customer allowances, sales training expense, and expenses related to the LiveInterface operations in Philadelphia. In total, marketing, general and administrative expenses were 57% and 55% of revenues for the three and six months ended December 31, 1998, compared to 43% and 44% of revenues for the same periods last year.

Other income and expense, net, which includes interest income and expense, for the three and six months ended December 31, 1998 decreased $85,000 and $42,000 compared with the same periods in the prior year primarily due to decreased interest income due to lower short term investment balances.

The provision for income taxes of $20,000 for the six months ended December 31, 1998 is due to income taxes (primarily state and local). This compares to $106,000 related to income and foreign withholding taxes in the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, cash, cash equivalents and short-term investments were $2,795,000 compared to $8,379,000 at December 31, 1997.

The Company had a net loss of $3,769,000 for the first six months of fiscal 1999 compared to a net income of $1,076,000 for the first six months of fiscal 1998. Cash used in operations was $2,709,000 during the first six months of fiscal 1999, compared to $1,531,000 provided by operations in the same period in the prior year. The increase in cash used in operations is primarily due to the net loss incurred in the current year period versus the net income in the prior year period.

Cash provided by investing activities was $1,025,000 in the first six months of fiscal 1999 compared to $494,000 used in investing activities in the first six months of fiscal 1998. The increase in cash provided by investing activities is due primarily to the maturity of short term investments in the first six months of fiscal 1999 whereas the maturity of short term investments in the same prior year period is offset with additional purchases of short term investments in that period.

Cash used in financing activities was $235,000 in the current year period versus $845,000 provided by financing activities in the prior year quarter. In the current year period the Company paid cash dividends of $270,000 on the Company's outstanding preferred stock whereas in the prior year period the Company issued common stock in lieu of cash dividends on the Company's outstanding preferred stock. Additionally, the Company received $712,000 from warrants exercised in the prior year period.

The Company believes its cash, cash equivalents at December 31, 1998 along with expected cash generated from operations will be adequate to fund its operations during fiscal 1999. As an additional contingent measure, the company is exploring various financing alternatives, both bank line and equity, to use if, when, and as needed. There can be no assurance, however, that the Company will be able to raise additional capital on favorable terms, if at all. If revenues for the remainder of fiscal 1999 do not meet management's expectations, and additional financings are not available, management has the ability and may further reduce certain expenditures to lower the Company's cost base, if required.


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

Based on the Company's assessment to date, all newly introduced products and services of the Company are year 2000 compliant, however, some of the Company's customers are running product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the year 2000 requirements. To the extent that IntelliCorp is not able to test technology provided by third party hardware or software vendors, IntelliCorp is in the process of obtaining assurances from such vendors that their systems are year 2000 compliant. In the event that any third parties cannot provide the Company with products, services or systems that meet the year 2000 requirements in a timely manner, the Company's operating results could be materially adversely affected. Although the Company believes that the cost of year 2000 modifications for internal use software and systems and the Company's products is not material, there can be no assurance that various factors relating to year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results or financial position.


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

At the time of acquisition, revenues for developed and core technology were estimated for the remainder of fiscal 1998 through fiscal 2004. The Company anticipated that sales of the acquired developed product would decline significantly during fiscal 1999. While Q1 and Q2 fiscal 1999 revenues related to the acquired developed product were lower than initial estimates, Q3 and Q4 fiscal 1998 revenues were higher than initial estimates. Revenues from the acquisition date through the end of the first half of fiscal 1999, related to the developed and core technology, have been lower, somewhat, than initial expectations. Management believes that the cause of the revenue shortfall in the first half of fiscal 1999 is due to a combination of internal sales and marketing transition issues and increased competitive pressures. As of the end of the second quarter of fiscal 1999, the Company believes that total revenues over the life of the product will not differ to such an extent as to require a devaluation of the current carrying value of the intangible products. As of the end of the second quarter of fiscal 1999 no change has occurred with respect to management's expectation that revenues are anticipated to shift to the new product solution which is expected to be introduced into the market in fiscal year 1999. It should be noted that while revenues allocated to the developed and in-process technologies are expected to individually phase down over time (consistent with normal software product life cycles), the composite revenue attributed to all applications integration products and technologies (including future follow-on technologies) is planned to continue growing in the foreseeable future.

At the time of acquisition, the Company estimated that an aggregate of approximately $2.0 million of research and development spending is anticipated over an approximately one year development period from the acquisition date in order to develop the acquired in-process research and development into a viable product offering. While the Company expects the completion of this viable product offering to be delayed a few months, compared to the original estimate, the total cost needed to complete development is not expected to differ materially from initial estimates.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          27 - Financial Data Schedule.

     c)   Reports on Form 8-K

          No reports have been filed for the quarter ended December 31, 1998.

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