Form 10QSB
period 1999-03-31
INTELLICORP INC
filed 1999-05-14
CIK 730169

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                              Outstanding as of
            Class                             April 30, 1999
            -----                             -----------------
            Common stock,
            $.001 par value                   15,723,169 shares


                     This document is comprised of 14 pages.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                                Page
                                                                                              ----
      Item 1.   Financial Statements
                Condensed Consolidated Balance Sheets...........................................3
                Condensed Consolidated Statements of Operations.................................4
                Condensed Consolidated Statements of Cash Flows.................................5
                Notes to Condensed Consolidated Financial Statements..........................6-7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations................................8-11


PART II.  OTHER INFORMATION

      Item 6.   Exhibits and Reports on Form 8-K...............................................12

SIGNATURE......................................................................................13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      March  31,        June 30,
(In thousands)                                          1999            1998(1)
                                                      --------         --------
                                                     (unaudited)
Assets
Current assets:
Cash and cash equivalents                             $  2,446         $  4,714
Short-term investments                                      --            1,472
Accounts receivable, net                                 4,852            7,157
Other current assets                                     1,085              327
                                                      --------         --------
      Total current assets                               8,383           13,670

Property and equipment, net                              1,086            1,101
Purchased intangibles, net                               2,736            3,431
Other assets                                               171              252
                                                      --------         --------
                                                      $ 12,376         $ 18,454
                                                      ========         ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                      $  1,305         $  1,410
Accrued compensation                                     1,237            1,321
Other current liabilities                                1,434            1,589
Deferred revenues                                        1,660            2,377
                                                      --------         --------
      Total current liabilities                          5,636            6,697


Convertible notes                                        1,600            1,600

Stockholders' equity:
Preferred stock                                              1                1
Common stock                                                15               15
Additional paid - in capital                            59,273           58,487
Accumulated deficit                                    (54,149)         (48,346)
                                                      --------         --------
      Total stockholders' equity                         5,140           10,157
                                                      --------         --------

                                                      $ 12,376         $ 18,454
                                                      ========         ========

--------------
(1) The consolidated balance sheet at June 30, 1998, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three months ended         Nine months ended
                                                March  31,               March  31,
   (In thousands, except                  ---------------------     ---------------------
   per share amounts)                       1999         1998         1999         1998
                                          --------     --------     --------     --------
                                               (unaudited)               (unaudited)
Revenues:
      Software                            $  1,614     $  3,674     $  4,473     $ 10,033
      Contract services                      2,477        2,228        8,773        4,924
      Other services                           935          935        2,568        2,176
                                          --------     --------     --------     --------
      Total revenues                         5,026        6,837       15,814       17,133
                                          --------     --------     --------     --------

Costs and expenses:
      Cost of revenues:
           Software                            338          386          951          858
           Contract services                 1,997        1,304        6,428        2,708
           Other services                      189          323          557          708
      Research and development               1,290        1,575        4,513        3,984
      Marketing, general, and
           administrative                    2,803        2,637        8,754        7,172
      In process R&D                            --        2,700           --        2,700
                                          --------     --------     --------     --------
      Total costs and expenses               6,617        8,925       21,203       18,130
                                          --------     --------     --------     --------


Loss from operations                        (1,591)      (2,088)      (5,389)        (997)

Other income (expense), net                    (30)           4           19           95
                                          --------     --------     --------     --------

Loss before provision
      for income taxes                      (1,621)      (2,084)      (5,370)        (902)

Provision for income taxes                       8           30           28          136
                                          --------     --------     --------     --------

Net loss                                  $ (1,629)    $ (2,114)    $ (5,398)    $ (1,038)
                                          ========     ========     ========     ========

Series A and Series B Preferred
      stock dividends                         (135)        (158)        (405)        (480)
                                          --------     --------     --------     --------

Net loss available to
      common shareholders                 $ (1,764)    $ (2,272)    $ (5,803)    $ (1,518)
                                          ========     ========     ========     ========

Basic and diluted loss per share          $  (0.12)    $  (0.16)    $  (0.38)    $  (0.11)
                                          ========     ========     ========     ========


Shares used in computing basic and
      diluted net loss per share            15,220       13,999       15,202       13,505
                                          ========     ========     ========     ========


See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Nine months ended
Increase (decrease) in cash and                                       March  31,
      cash equivalents (in thousands)                           ---------------------
                                                                  1999          1998
                                                                -------       -------
                                                                     (unaudited)
Cash flows from operating activities:
      Net income (loss)                                         $(5,398)      $(1,038)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
      In process R&D charge                                          --         2,700
      Depreciation and amortization                               1,293           636
      Issuance of common stock in lieu of interest payment           --            90
      Changes in assets and liabilities:
            Accounts receivable                                   2,305        (2,618)
            Other current assets                                   (258)         (111)
            Other assets                                             32            62
            Accounts payable                                       (105)          453
            Accrued compensation                                    (84)          501
            Other current liabilities                              (155)          175
            Deferred revenues                                      (717)          755
                                                                -------       -------
      Net cash provided by (used in) operating activities        (3,087)        1,605
                                                                -------       -------

Cash flows from investing activities:
      Property and equipment purchases                             (483)         (612)
      Purchase of assets                                            (51)       (2,572)
      Purchase of short-term investments                             --        (3,620)
      Maturities of short-term investments                        1,472         5,649
                                                                -------       -------
Net cash provided by (used in) investing activities                 938        (1,155)
                                                                -------       -------

Cash flows from financing activities:
      Payment of dividends                                         (405)           --
      Cash received from exercise of warrants                        --           712
      Cash received from sale of stock                              286           270
                                                                -------       -------
Net cash provided by (used in) financing activities                (119)          982
                                                                -------       -------

Increase (decrease) in cash and cash equivalents                 (2,268)        1,432
Cash and cash equivalents, beginning of period                    4,714         4,363
                                                                -------       -------

Cash and cash equivalents, end of period                        $ 2,446       $ 5,795
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

2. SIGNIFICANT CUSTOMERS AND EXPORT SALES. A related party accounted for 21% ($1,079,000) and 25% (3,957,000), respectively, of the total revenues for the three and nine month periods ended March 31, 1999 and 15% ($1,051,000) and 20% ($3,475,000), respectively, of the revenues for the three and nine month periods ended March 31, 1998. One other related party accounted for 14% ($706,000) and 11% ($1,813,000), respectively, of the total revenues for the three and nine month periods ended March 31, 1999. A commercial customer accounted for 11% ($530,000) and 3% (530,000) of the total revenues for the three and nine month period ended March 31, 1999.

3. INCOME TAXES. The Company's provision for income taxes of $8,000 and $28,000 for the three and nine months ended March 31, 1999 is attributable to income taxes, primarily state and local. The provision for income taxes of $30,000 and $136,000, respectively, for the three and nine months ended March 31, 1998 is attributable to income taxes and foreign withholding taxes.

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

During the quarter and nine months ended March 31, 1999 and 1998, total comprehensive income approximated net income or net loss for each of these respective years.

5. BANK CREDIT LINE. In March 1999, the Company secured a $3,000,000 credit facility from Silicon Valley Bank. The credit line is an asset-based facility, and the amount that can be borrowed on the line is a function of the amount of eligible accounts receivable balance at any point in time. The initial term of this facility is two years. The credit facility is secured by essentially all of the assets of the Company.

6. EQUITY INVESTMENT. In March 1999, the Company consummated an equity arrangement which requires certain investors to purchase, in a private placement up to $3,000,000, of the Company's common stock over the next year, if and when requested by the Company. The purchase price is set at 10% above the market price at the time the purchase is made, with a minimum price of $1.50 per share and a maximum of $3.00 per share. As of March 31, 1999, IntelliCorp sold $750,000 of common stock under this agreement, at a price of $1.50 per share (of which $250,000 was received in cash by March 31 and $500,000 was reported as a receivable as of March 31, 1999).


7. NET LOSS PER SHARE. The following table sets forth the computation of basic and diluted loss per share.

(in thousands, except per share amounts)      Three Months Ended       Nine Months Ended
                                                    March 31,               March 31,
                                              -------------------     ---------------------
                                               1999        1998         1999         1998
                                              ------     --------     --------     --------
Numerator:
     Net loss                                $(1,629)    $ (2,114)    $ (5,398)    $ (1,038)

     Preferred stock dividends                  (135)        (158)        (405)        (480)
                                             -------     --------     --------     --------
 Net Loss available to common shareholders    (1,764)      (2,272)      (5,803)      (1,518)
                                             =======     ========     ========     ========


Denominator:
Weighted average shares outstanding-basic
and diluted                                   15,220       13,999       15,202       13,505
                                             =======     ========     ========     ========

Net loss per share-basic and diluted         $ (0.12)    $  (0.16)    $  (0.38)    $  (0.11)
                                             =======     ========     ========     ========

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

Total revenues were $5,026,000 and $15,814,000, respectively, for the three and nine months ended March 31, 1999, compared to $6,837,000 and $17,133,000, respectively, for the same periods in the prior year.

The geographic breakdown of revenue is as follows:

                             Three months ended         %       Nine months ended         %
(In thousands)                    March 31,           Change         March 31,          Change
                             ------------------       ------    ------------------      ------
                               1999       1998                    1999       1998
                             -------    -------                 -------    -------
North America                $ 3,405    $ 5,037        (32)%    $10,781    $13,043        (17)%
Europe                         1,543      1,667         (7)%      4,638      3,426         35%
Pacific Rim/Latin America         78        133        (41)%        395        664        (41)%
                             -------    -------    -------      -------    -------    -------
      Total revenue          $ 5,026    $ 6,837        (26)%    $15,814    $17,133         (8)%

The geographic revenue as a percentage of revenue is as follows:

                                      Three months ended      Nine months ended
                                            March 31,              March 31,
                                       ----------------        ----------------
                                       1999        1998        1999        1998
                                       ----        ----        ----        ----
North America                            67%         74%         68%         76%
Europe                                   31%         24%         29%         20%
Pacific/Latin America                     2%          2%          3%          4%
                                       ----        ----        ----        ----
      Total                             100%        100%        100%        100%

Software revenues for the three and nine month periods ended March 31, 1999, respectively, decreased compared to the same periods in the prior year. Both the three and nine month decreases are primarily attributable to transitions in the Company's sales and marketing organization, which began in the first quarter of this fiscal year, and uncertainties created by a shift in SAP's business process modeling direction. In the third quarter of fiscal 1999 the Company continued to take actions to address these issues. In addition to a new executive vice president of worldwide sales being hired in the second quarter, several new field sales managers were hired to replace existing sales managers, the sales and marketing organization was put through a focused training curriculum, and the Company has re-focused and increased its lead generation efforts. In addition, the Company is further integrating its LiveModel product with SAP's ASAP implementation methodology, and launched a new business process management program called LiveCompass, which is sold to the existing SAP R/3 install base. IntelliCorp also launched a new application integration product in December called LiveTransfer which, combined with LiveInterface, provides a robust end-to-end solution for transferring data between SAP R/3 and other software applications.

Contract services revenues, which includes training revenues, for the three and nine month periods ended March 31, 1999, increased 11% and 78%, respectively, compared to the same prior year periods. The increases are due to growth in most services, including custom development work, LiveModel consulting, LiveInterface consulting, and configure to order consulting.

Other services revenue increased 0% and 18% during the three and nine months ended March 31, 1999, compared to the same periods a year ago. The increase is primarily due to product support revenues related to LiveInterface and LiveModel.

Gross margin, as a percentage of total revenues for the three and nine months ended March 31, 1999, was 50% compared to 71% and 75% in the same periods in the prior year. Software margins were 79% for the three and nine months ended March 31, 1999, compared to 89% and 91% for same prior year periods. The decrease in software margins is due to decreased sales volume on a relatively fixed cost base, as well as amortization expense incurred in fiscal 1999 related to acquired technology. Contract services margins were 19% and 27% for the three and nine months ended March 31, 1999, compared to 41% and 45% in the same periods in the prior year. The decrease in contract services margins compared to the prior year quarters is due to two factors. First, the Company's shortfall in software revenue resulted in lower utilization rates in the consulting business as the consulting business is directly affected by the Company's software license sales. Second, the Company had infrastructure costs in the first two quarters of fiscal 1999 associated with the LiveInterface consulting business acquired in the third quarter of fiscal 1998 that it did not have in the first two quarters of fiscal 1998. Other services margins were 80% and 78% for the three and nine month periods ended March 31, 1999 compared to 65% and 67% for the same prior year periods. The increases in the fiscal 1999 quarters over the prior year quarters is primarily due to increased support revenues on a relatively fixed cost base.

Research and development (R&D) expenses decreased $285,000 (18%) and increased $529,000 (13%) during the three and nine months ended March 31, 1999 from the same prior year periods. The year to date increase is due primarily to development costs associated with LiveInterface. R&D expenses, as a percentage of total revenues for the three and nine months ended March 31, 1999 were 26% and 29% compared to 23% in each of the same prior year periods.

Marketing, general and administrative expenses increased $166,000 (6%) and $1,582,000 (22%), respectively, during the three and nine months ended March 31, 1999, compared to the same prior year periods. The increases are due to several factors, including, labor costs, contractor and consultant fees, recruiting costs, trade show expenses, expenses related to the opening of a French office and sales training expense. In total, marketing, general and administrative expenses were 56% and 55% of revenues for the three and nine months ended March 31, 1999, compared to 39% and 42% of revenues for the same periods last year.

Other income and expense, net, which includes interest income and expense, for the three and nine months ended March 31, 1999 decreased $34,000 and $76,000 compared with the same periods in the prior year primarily due to decreased interest income due to lower short term investment balances.

The provision for income taxes of $28,000 for the nine months ended March 31, 1999 is due to income taxes (primarily state and local). This compares to $136,000 related to income and foreign withholding taxes in the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, cash, cash equivalents and short-term investments were $2,446,000 compared to $5,795,000 at March 31, 1998.

Cash used in operations was $3,087,000 during the first nine months of fiscal 1999, compared to $1,605,000 provided by operations in the same period in the prior year. The increase in cash used in operations is primarily due to the net loss incurred in the current year period. Cash provided by investing activities was $938,000 in the first nine months of fiscal 1999 compared to $1,155,000 used in investing activities in the first nine months of fiscal 1998. The increase in cash provided by investing activities is due primarily to the maturity of short term investments in the first six months of fiscal 1999 whereas the maturity of short term investments in the same prior year period is offset with additional purchases of short term investments in that period and the cash payment in the UPI acquisition

Cash used in financing activities was $119,000 in the nine months ended March 31, 1999 versus $982,000 provided by financing activities in the same prior year period. One reason for this change is the requirement to pay the preferred stock dividends in cash in fiscal year 1999 ($405,000) compared to stock dividends that were issued in lieu of cash through the third fiscal quarter of last year. In March 1999, the Company consummated an equity arrangement which requires certain investors to purchase, in a private placement up to $3,000,000, of the Company's common stock over the next year, if and when requested by the Company. The purchase price is set at 10% above the market price at the time the purchase is made, with a minimum price of $1.50 per share and a maximum of $3.00 per share. As of March 31, 1999, IntelliCorp sold $750,000 of common stock under this agreement, at a price of $1.50 per share (of which $250,000 was received in cash by March 31 and $500,000 was reported as a receivable as of March 31,
1999).

In addition to the equity investment agreement, the Company also secured a $3,000,000 credit facility from Silicon Valley Bank. The credit line is an asset-based facility, and the amount that can be borrowed on the line is a function of the amount of eligible accounts receivable balance at any point in time. The initial term of this facility is two years. The credit facility is secured by essentially all of the assets of the Company.

The Company believes its cash and cash equivalents at March 31, 1999 along with expected cash generated from operations plus available funds from the equity arrangement and bank credit lines will be adequate to fund its operations during fiscal 1999. There can be no assurance, however, that the Company will be able to raise additional capital on favorable terms, if at all. If revenues for the remainder of fiscal 1999 do not meet management's expectations, and additional financing is not available, management has the ability and may further reduce certain expenditures to lower the Company's cost base, if required.


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

At the time of acquisition, revenues for developed and core technology were estimated for the remainder of fiscal 1998 through fiscal 2004. The Company anticipated that sales of the acquired developed product would decline significantly during fiscal 1999. While Q1 and Q2 fiscal 1999 revenues related to the acquired developed product were lower than initial estimates, Q3 and Q4 fiscal 1998 revenues were higher than initial estimates. Revenues from the acquisition date through the end of the third quarter of fiscal 1999, related to the developed and core technology, have been lower than initial expectations. Management believes that the cause of the revenue shortfall is due to a combination of internal sales and marketing transition issues and increased competitive pressures. As of the end of the third quarter of fiscal 1999, the Company believes that total revenues over the life of the product will not differ to such an extent as to require a devaluation of the current carrying value of the intangible assets. It should be noted that while revenues allocated to the developed and in-process technologies are expected to individually phase down over time (consistent with normal software product life cycles), the composite revenue attributed to all applications integration products and technologies (including future follow-on technologies) is planned to continue growing in the foreseeable future.

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

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)          Exhibits

                  10TT        Purchase and Sale of Common Stock
                  10UU        Silicon Valley Bank Loan Agreement
                    27        Financial Data Schedule.

c)          Reports on Form 8-K

                  No reports have been filed for the quarter ended
                  March 31, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: May 14, 1999                         INTELLICORP, INC.


                                            /s/ Kenneth A. Czaja
                                            -----------------------------
                                            Kenneth A. Czaja
                                            Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit                                                        Sequentially
No.          Description                                       Numbered Page
-------      -----------                                       -------------

 10TT        Purchase and Sale of Common Stock
 10UU        Silicon Valley Bank Loan Agreement
   27        Financial Data Schedule