Form 10KSB40
period 1999-06-30
INTELLICORP INC
filed 1999-09-28
CIK 730169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                  FORM 10-KSB
                           -------------------------
                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER 0-13022

                                  INTELLI LOGO
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                          DELAWARE                                                    94-2756073
       (STATE OR OTHER JURISDICTION OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. Yes  [X]     No  [ ]

     Registrant's revenues for its most recent fiscal year: $21,961,000

     The aggregate market value of the voting stock held by nonaffiliates on September 15, 1999, computed by reference to the closing price as of that date was $21,222,000.(1)

     As of September 15, 1999, 16,401,981 shares of registrant's Common Stock, par value $.001 per share, were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                           INCORPORATED IN FORM 10-KSB
                          --------                           ---------------------------
Definitive Proxy Statement to be filed with the Securities   Part III
and Exchange Commission on or prior to October 27, 1999 and
to be used in connection with the Annual Meeting of
Stockholders to be held December 7, 1999.

---------------
(1) Excludes 3,826,184 shares held by directors, officers and 10% stockholders of registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     IntelliCorp, Inc., (IntelliCorp or The Company) develops, markets and supports a comprehensive suite of business process management, applications integration, and customer relationship management tools, training and consulting to maximize Enterprise Resource Planning (ERP) efficiencies and data utilization throughout the ERP lifecycle. IntelliCorp has used its expertise in business process modeling, object technology and knowledge-based systems to create products and services for organizations to gain greater benefit from their purchased packaged applications. In particular, over the past year, IntelliCorp has refined its focus on supporting activities across the entire lifecycle of ERP ownership, in order to add value long after the package is initially implemented.

     IntelliCorp's product family includes LiveModel(TM), LiveInterface(TM), LiveTransfer(TM), LiveCompass(TM), LiveCapture(TM), MigratorPlus(TM), LiveAnalyst, and legacy products. IntelliCorp has developed its initial business in the packaged applications market by targeting the SAP(TM) R/3(TM) market segment. The strategy is to build a strong development partnership with SAP AG
(SAP), a leading supplier of enterprise business software, so that the products created by IntelliCorp are best able to deliver the necessary functionality to SAP's customers. Since the SAP R/3 system is installed by consultants, called Implementation Partners, who also have requirements for business process software tools, IntelliCorp has also focused on working with these Implementation Partners to satisfy their tools requirements and gain their support for including the IntelliCorp products into their implementation methodology.

     IntelliCorp delivers solutions for lifecycle management of ERP systems through the Business Process Management product family -- LiveModel, LiveCompass, LiveCapture, TestDirector(TM), and the IntelliCorp Business Visualizer (IBV) as well as through the Enterprise Application Integration product family -- LiveInterface, LiveTransfer, and MigratorPlus. LiveModel is a business process-management tool based upon the Microsoft Windows(TM) platform and focused on the SAP R/3 system. LiveCompass is a product and services bundle that extracts a blueprint of an installed R/3 system to be used in adapting that system to business change. LiveCapture is the product component of the LiveCompass bundle that reverse engineers an R/3 system and generates a business blueprint of its configuration. TestDirector (licensed for resale from Mercury Interactive) is an integrated management tool for organizing and deployment of business-critical SAP R/3 applications by enabling testing to begin earlier in the deployment process. TestDirector is integrated with LiveModel to enable users to create test plans directly from business process models, ensuring the application meets end-user needs. IBV was previously known as the Visio Business Modeler (VBM) and was developed by Visio Inc. of Seattle, Washington. In late 1998, IntelliCorp entered into an agreement with Visio to provide support for the most recent versions of the SAP R/3 Reference Model and to rename and distribute VBM as the IntelliCorp Business Visualizer. LiveInterface is a software solution for developing and managing data interfaces into R/3; it quickly generates interfaces with a minimum of specialized programming expertise required and provides the management infrastructure to ensure reliable data transfer. LiveTransfer is a data cleansing and transformation tool that works in conjunction with LiveInterface to provide end-to-end integration. The product was first sold in January 1999. MigratorPlus is a product and services bundle that converts existing SAP interfaces to the management and monitoring infrastructure of LiveInterface.

     IntelliCorp believes that increased acceptance of its software products depends in large part on the adoption of these products by consulting firms who assist their customers in implementing complex systems such as SAP's R/3 system, and the successful use of LiveModel, LiveInterface and LiveCompass in actual SAP R/3 implementations. To stimulate and support the development of such customer applications and adoption of these tools, IntelliCorp provides training, support and consulting services through, for example, the JumpStart consulting program.

     In addition to business process modeling and applications integration, the Company is increasing its focus on its Configure-To-Order (CTO) consulting business and expanding this business to support more of the larger Customer Relationship Management (CRM) applications market as well as SAP's New Dimension and mySAP.com offerings. IntelliCorp's CRM business provides CRM solutions to SAP customers with configurable products, primarily in the high-tech and the engineering & construction industries. IntelliCorp's CRM solutions include internet sales, sales force automation for the direct sales force, sales force automation for distributors, and configuration for services management. The key differentiation for IntelliCorp CRM solutions is IntelliCorp's deep knowledge of SAP's Sales Configuration Engine and SAP's Sales Pricing Engine gained while consulting on the development of the products and consulting on the vast majority of pilot implementations. IntelliCorp's strength in business process management and applications integration enables IntelliCorp to integrate and streamline manufacturers' front-office and back-office business processes. By implementing and integrating business processes across the extended supply chain, IntelliCorp CRM solutions help clients increase e-commerce revenue, increase sales productivity, and better manage inventory costs.

     IntelliCorp markets its products directly in the United States as well as through independent software vendors ("ISVs"), value-added resellers ("VARs"), representatives and distributors in other regions around the world. Its customers are mostly large end-user corporations.

     For the last year, the Company focused on the SAP market and promoted its products at two SAPPHIRE(R) User Conferences, one in Europe and the other in the United States, in addition to various SAP user group meetings around the world. The Company has continued to grow its relationship with SAP which has included a Licensing and Distribution Agreement to package the R/3 Reference Model with the Company's products and a Joint Development Agreement for future technical investment by both parties. During 1999 the Company entered into a number of agreements with SAP for the development of the Diagram Explorer, which is bundled and distributed by SAP with its ASAP Toolkit, and for Configure to Order products also to be distributed by SAP. See Dependence on SAP under the Risk Factors section of this report for additional information and risks related to SAP.

     IntelliCorp's legacy software development tools which are maintained but not further developed, represent a decreasing percentage of the Company's business, include PowerModel(R), Kappa-PC(R) and Knowledge Engineering Environment (KEE(R)), PowerModel is an object-oriented development and delivery environment for UNIX/X-Motif and MS-Windows client-server applications and Kappa-PC provides similar capabilities for PCs running DOS/MS-Windows. A number of these products can be connected to databases and software applications on mainframe, UNIX and PC platforms, and offer organizations the ability to translate business model definitions and needs into cost-effective software applications.

TECHNOLOGY BASE

     IntelliCorp's products derive from several important software technologies including object-oriented programming, client/server architecture, and modeling and encapsulating technology, as well as from technologies acquired and/or licensed from third parties.

     In terms of the LiveModel product, the current approach used in SAP R/3 implementations relies on substantial knowledge and experience of the implementation team. Based on the R/3 Reference Model (a business blueprint of the R/3 software) those business processes that are not relevant in a specific implementation context need to be identified and pruned, remaining processes adapted where necessary and new processes added as appropriate. The result is an implementation specific model that defines the scope for the customization activities necessary to configure the R/3 software to implement those business processes. LiveModel: SAP R/3 Edition is a business process modeling tool, tailored to support the SAP R/3 implementation process using the SAP R/3 Reference Model. It provides a mechanism for SAP R/3 implementation team members to review the SAP Reference Model, revise the model, and validate changes prior to actual R/3 code configuration. It accelerates R/3 implementations by enabling users to better understand the R/3 system and to better articulate their business requirements. Version 2.0, released in fiscal year 1998, extended the tool's usefulness by enabling customers to animate design decisions and links to live R/3 transactions, both to describe behavior and predict change. In version
3.0 released in fiscal year 1999, IntelliCorp extended the LiveModel functionality to include support for an ERP-independent modeling notation called the Business Definition Layer, which provides a customized view of business processes, including manual processes, depending on the audience perspective (executive-level, IT professional, business owner, or end user), and bi-directional integration with the SAP AcceleratedSAP tools to immediately visualize the business implications of changes made in the ASAP Q&A database.

     LiveCompass combines the technology of LiveModel with the expertise of the IntelliCorp consulting organization. Using its proprietary LiveCapture technology, IntelliCorp consultants reverse-engineer a model from a customer's existing R/3 system, populating a LiveModel repository with an accurate reflection of the current state of the R/3 system. Using this model as a base, the consultants work with the customer to develop a strategy for addressing business change, ensuring that the LiveModel repository continues to reflect the desired business processes of the customer.

     IntelliCorp's Business Visualizer is an upgrade to VBM, supporting versions
4.0 and 4.5 of the SAP R/3 Reference Model. Business Visualizer is used for extracting EPC diagrams from the R/3 Reference Model for the purpose of creating documentation and other types of visual communication. Business Visualizer is an add-on product for the Visio Standard, Visio Technical, and Visio Professional products. IntelliCorp and Visio entered an agreement in November 1998 whereby in exchange for IntelliCorp assuming certain development and support obligations for VBM, IntelliCorp was granted rights to rename and distribute the product.

     IntelliCorp has entered into an agreement with Mercury Interactive to integrate LiveModel with Mercury's TestDirector product. This integration helps an implementation team focus their testing activities based on their system design in LiveModel, providing a business process-oriented view of the entire design, implement, and test cycle.

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

     LiveTransfer is a product originally developed by Reliant Data Systems
(RDS) of Austin, Texas. IntelliCorp entered into an OEM relationship with RDS in October 1998, for the purpose of extending the Enterprise Application Integration offering and providing end-to-end application integration capabilities. IntelliCorp has the right to sell LiveTransfer until October 2003 and RDS has agreed to provide technical customer support on the technology until October 2000. To extend this period would require a re-negotiation of the current agreement, or the Company could develop the expertise in-house, or it could find an alternative to this technology from another third party vendor (although none of these options are guaranteed). The product is sold under the name LiveTransfer throughout the IntelliCorp worldwide sales distribution network.

     LiveAnalyst, IntelliCorp's general purpose business process modeling and simulation tool, supports organizational and knowledge integration features essential when mapping strategic business objectives to SAP design requirements. The ability to drag and drop Event Process Chain (EPC) objects from LiveModel into LiveAnalyst and the interface to Human Resources (HR) makes it easy to test and optimize configuration variants to show the impact of new workflows and to optimally configure resources.

     In April 1996, IntelliCorp commercially released the PowerModel system, version 3.2, one of the Company's key software development tools based on the Cprogramming language, the UNIX operating system and the X Windows interface. This product was initially introduced in 1990. PowerModel is aimed at corporate and independent software vendor developers. These individuals are generally trained as professional programmers and are familiar with more complex technical issues. PowerModel 3.2 has many features including: portability across UNIX and MS Windows platforms, new interface building tools, and C++ interoperability.

     The Kappa-PC product is based on the C programming language. Kappa-PC features object-oriented programming, active graphics, compact code size, and links to other software applications, spreadsheets and databases. Kappa-PC can be used by customers on industry-standard PCs, and is aimed at the PC developer building single user departmental applications.

     Finally, IntelliCorp continues to market the Lisp-based KEE system (originally introduced in August 1983) for complex AI and expert system applications. The KEE system, version 4.1, released in May 1993, is available on HP 9000 Series 700 and 800 workstations, the Sun SPARCstation and IBM RS6000 workstation. KEE 4.1 provides support for the X Windows interface, a color capability and an enhanced development environment. The KEE system is typically used for complex applications, enabling users to develop their own knowledge-based systems for a broad range of commercial and scientific applications.

CUSTOMER SERVICE AND SUPPORT

     To help customers become more productive using both the Business Process Management and the Enterprise Application Integration tools families, IntelliCorp offers a support package to its customers that includes program maintenance and updates (including new SAP R/3 Reference Models), documentation, training in the use of its software, on-site consultation and application support via telephone, fax, email or world wide web. IntelliCorp offers extensive support materials on it's world wide web site located at http://www.intellicorp.com.

CONSULTING AND TRAINING SERVICES

     The Company also offers various consulting and training services to its customers on a contract basis. For its SAP customers, IntelliCorp offers programs such as LiveCompass(TM) and MigratorPlus services, as well as training and consulting services to customers who have purchased the LiveModel and LiveInterface tools. These programs enhance the benefit customers derive from the use of the Company's modeling and applications integration tools.

     IntelliCorp also provides consulting services to SAP for the development and roll-out of SAP's Sales Configuration Engine (SCE) and the development of SAP's Sales Pricing Engine (SPE). IntelliCorp consulting staff have been involved in a number of implementations of the SCE as part of SAP's SCE beta program. This group, the IntelliCorp CTO consulting group, integrates both the Company's and third-parties' products to build custom applications in support of the SAP SCE and SPE.

     In addition, the Company offers custom development services to its key business partners.

MARKETING AND SALES

     IntelliCorp's sales strategy utilizes multiple channels to reach the customer. These include direct licensing to end-user customers (which is the predominant channel), as well as the development and support of ISVs, VARs, distributors and representatives outside the United States with whom the Company has cooperative marketing agreements. The Company works closely with consulting firms and system integrators to provide packaged solutions to its customers. The Company focuses on those companies implementing SAP software as well as the existing SAP R/3 install base. As SAP continues its move into the mid-market ($250M - $2B companies), IntelliCorp is likewise expanding its reach to encompass this broader market.

     In June 1996, IntelliCorp entered into an agreement with Deloitte & Touche Consulting Group/ICS (ICS) under which ICS will use LiveModel: Industry Print Edition to help their customers make better business engineering decisions and accelerate SAP implementations. Since that time, four of the "Big 5" accounting firms have adopted IntelliCorp's products, as have IBM and other major SAP Implementation Partners. In fiscal 1999, the Company signed agreements with additional major implementation partners, including Cap Gemini in France and Origin in Europe.

     IntelliCorp has sales offices in Mountain View and in multiple cities around the United States, as well as in London, Paris and Frankfurt. Its sales force uses direct mail, telephone and personal contact marketing to identify potential customers, with an emphasis on major corporate accounts. The Company also relies on customer referrals from SAP Implementation Partners. In addition, the Company's sales and marketing efforts include a combination of exhibits and demonstrations at trade shows and presentations at seminars. The marketing efforts have expanded significantly in fiscal year 1999 to include web-based teleconferences and e-mail direct marketing, as well as increased use of the World Wide Web for prospecting, differentiation and education. Marketing efforts in fiscal 1999 also included engagement of public relations firms in North America, UK and France in support of press and analyst relations to raise brand awareness.

     Order backlog is not significant because IntelliCorp's practice is to deliver its products promptly after the receipt of an order.

DISTRIBUTION

     IntelliCorp has entered into agreements pursuant to which distributors and resellers in certain European countries, South Africa, Latin America and in the Asia Pacific region have been granted non-exclusive rights to market and sublicense IntelliCorp's products in their respective countries and certain other territories.

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

     Competitors in the SAP business process management marketplace have included IDS Scheer with the ARIS product line, and Micrografx Inc. with the Enterprise Charter. In November of 1998, an agreement was reached between IntelliCorp and Visio under which the customer base for the Visio Business Modeler was transferred to IntelliCorp, effectively eliminating one competitor from the market. Other competitors are expected to enter the business process modeling and management marketplace. In addition, SAP provides the ASAP Implementation Toolkit at no-charge to licensees of R/3 for use in implementing the system. SAP has stated that it intends to continue to develop this product set for the foreseeable future. The Company's strategy is to collaborate with SAP in creating components of the ASAP Toolkit for SAP distribution while, at the same time, developing add-on products for sale by the Company. Such add-on products greatly extend the value and continued use of the ASAP Toolkit and data contained therein.

     With respect to LiveInterface, formerly known as UPI, the primary competition comes from four companies: TSI, ETI, Neon and IBI. With the introduction of LiveTransfer during fiscal 1998, steps were taken to increase the scope of the Company's offering in this area and to reduce the threat from other vendors. The continued sustainability of its competitive position in the application integration market is dependent on the successful development of future follow-on technology (refer to Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations).

     See the Risk Factors section of this report for additional information related to competition.

PRODUCT RESEARCH AND DEVELOPMENT

     To date, much of the Company's research and development has been done in-house. IntelliCorp expects that most of its software products will continue to be developed internally, although it may on occasion, as has been done in the past, outsource certain projects or acquire ownership of, or rights to market, existing technology.

     An agreement with Poet Software Corporation, completed in December 1995, grants rights to IntelliCorp to license and deliver the Poet Object-Oriented Database for use with LiveModel: SAP R/3 Edition and derivative products. IntelliCorp resells the Poet Database as part of its ModelStore(TM)product in both single user (Client) and multi-user (Server) configurations.

     In April 1996, IntelliCorp announced the signing of two agreements with SAP -- a licensing/distribution agreement to package the R/3 Reference Model with the Company's products and a joint development agreement which includes a formal commitment of resources on behalf of both parties to explore the utility of IntelliCorp's technology within the content of the SAP R/3 system. In August 1997, the Company announced the signing of another License and Development agreement with SAP. This agreement was further extended by SAP and IntelliCorp at the end of its initial term. During 1999 a number of product development extensions, as provided for in the agreement, were executed. See Dependence on SAP under the Risk Factors section of this report for additional information on this agreement.

     An agreement with ProUBIS, completed in April 1997, grants rights to IntelliCorp to license and deliver the Bonapart Business Process Re-engineering tool as IntelliCorp's LiveAnalyst product.

     In January 1998, IntelliCorp acquired UPI technology from ICS Deloitte Management LLC. UPI is sold by IntelliCorp as LiveInterface. At the time of acquisition, IntelliCorp hired a number of key development and support staff who had worked on the UPI technology at ICS Deloitte and Touche Consulting/ICS.

     In October 1998, IntelliCorp entered into an agreement with RDS to obtain the rights to resell the technology underlying its product known as LiveTransfer (as explained earlier).

     An agreement with Visio Inc., completed in November 1998, grants rights to IntelliCorp to distribute the VBM renamed to IntelliCorp Business Visualizer. In accordance with the agreement, Visio has ceased distribution of the Business Modeler and has transferred all then-current support agreements to IntelliCorp for continued execution in return for the assumption by IntelliCorp of minimal up-grade obligations.

     An agreement with DSC, a German Company, completed in May 1999, grants rights for IntelliCorp to distribute DSC's CADAgent product. CADAgent is a middleware that provides real-time synchronization between a CAD Model and the contents of an SAP R/3 order BOM. CAD Agent currently supports CADSS5, AutoCAD and Pro/Engineer.

PRODUCT PROTECTION

     IntelliCorp regards its software as proprietary and attempts to protect it by relying upon copyrights, trade secret and patent laws and contractual nondisclosure safeguards as well as restrictions on transferability that are incorporated into its software license agreements. IntelliCorp licenses its software products to customers rather than transferring title. In spite of these precautions, it may be possible for competitors or users to copy aspects of IntelliCorp's products or to obtain information which the Company regards as trade secrets without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. IntelliCorp has not required end-users of LiveModel: SAP R/3 Edition and derivative products, LiveInterface, LiveTransfer, LiveAnalyst and Kappa-PC to sign license agreements. Instead, the license agreement for these products is included in the product packaging, and the packaging explains that by installing and executing the product, the user is agreeing to the terms of the license agreement. It is uncertain whether "shrink-wrap" license agreements of this type are legally enforceable.

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

EMPLOYEES

     As of June 30, 1999, the Company employed 126 people, many of whom hold advanced degrees. IntelliCorp's development engineers come from a variety of commercial and research backgrounds. IntelliCorp believes that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. None of IntelliCorp's employees is covered by a collective bargaining agreement, and the Company believes that its relations with its employees are good. The Company maintains competitive compensation, benefits and equity participation programs. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to attract and retain qualified personnel in the future.

RISK FACTORS

     The information about the Company included or incorporated by reference herein contains forward-looking statements that involve risks and uncertainties, including the risks detailed below.

NEED FOR ACCEPTANCE OF THE COMPANY'S PRODUCTS

     The market for the Company's products is evolving, and its growth in the area of business process management, in particular, depends upon broader market acceptance of business process management and modeling technology. Business process management represents a fundamental shift in the implementation and management of customers' SAP R/3 systems, that, from time to time, may or may not be compatible with implementation methodologies promoted by SAP. One such example of this risk was SAP's shift in the fall of 1998 from the Business Engineer technology (which relied more heavily on modeling technology) to their ASAP(TM) methodology. It took a significant amount of time to effectively integrate our BPM products with the ASAP methodology and to re-position our solutions and their value appropriately in the marketplace. As a result, there can be no assurance that organizations will choose to make the investment required to use IntelliCorp's business process management tools and solutions for their ERP lifecycle needs. In addition, even if these products gain broader market acceptance, a number of other vendors offer competing products, and there are also a number of other approaches to business and application modeling. See Competition below.

     The market for enterprise application integration tools is well established and is fought over by a number of successful companies. One of LiveInterface's key differentiating characteristics is that it is written in ABAP, an SAP proprietary language, and resides "inside" the R/3 system. The leading competitors typically endorse an ERP-independent approach to application integration, relying on a hub-and-spoke architecture for application communication. There can be no assurance that the Company's approach will be accepted over that provided by other vendors.

     In addition, sales of the Company's SAP R/3 based products will depend on the acceptance and use by consulting firms and others who assist their customers to implement the complex R/3 system. There can be no assurance that the Company will be successful in achieving and sustaining partnerships with third party packaged system vendors or with strategic consulting firms. SAP has formed strategic alliances with other companies to develop R/3 modeling/implementation software products as well as applications integration products, and SAP itself offers products that include a subset of the capabilities of IntelliCorp's products. While the Company believes that its products offer advantages over competing products in this market, there can be no assurance that the Company will be successful in refocusing its business in the SAP R/3 market or that the Company's products will successfully compete with others in this market.

     The Company's fiscal 2000 sales forecast anticipates a predominant portion of revenues to be derived from sales of and consulting and support services related to LiveModel: SAP R/3 Edition, and LiveInterface, and derivative and associated products. Factors which could impact the level of revenues generated from these products include, but are not limited to, the timing and level of market acceptance of these products, the timing of market introduction of competing products, the timely and successful introduction of new technology enhancements and follow-on products, the success of providing consulting services and the success of sales efforts with strategic partners. There can be no assurance, however, that the actual sales will not differ materially from the sales forecast in the near term.

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

     LiveInterface is written in the SAP ABAP programming language. There can be no assurance that SAP will not discontinue or dramatically change the specifications to this language. The competition for expert Windows and ABAP programmers is highly competitive. In addition, customer requirements and technology for the applications integration market is evolving very rapidly. New, follow-on technology and products will be necessary to remain competitive.

     The Company also relies on licenses from third parties, such as POET, SAP, Reliant Data Systems, and ProUBIS for some of its technology and product functionality. There can be no assurance that these licensed technologies will be maintained and/or enhanced by their owners such that they can continue to provide the necessary functionality for IntelliCorp's products. For example, the current agreement with Reliant Data Systems requires RDS to provide technical customer support on the technology underlying IntelliCorp's LiveTransfer product until October 2000. To extend this period would require a re-negotiation of the current agreement, or the Company could develop the expertise in-house, or it could find an alternative to this technology from another third party vendor (although none of these options are guaranteed).

     Looking forward, IntelliCorp may consider, from time to time, purchasing or licensing additional new technologies from third parties. However, there is no assurance that the Company can do this successfully or that, if the Company does acquire new technology, there is no assurance that it will not have an adverse impact on the operating results of the Company as a result of the acquisition of this technology.

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

DEPENDENCE UPON SAP

     IntelliCorp entered into a software license and development agreement with SAP in August 1997. Under this agreement, which includes an extension of the previous development agreement between the companies, SAP has contracted for IntelliCorp to develop viewing and configuration technology to embed into SAP's software. This agreement also provides a license to SAP for this viewing and configuration technology. SAP has released the viewing technology to its users, and is using LiveModel: SAP R/3 Edition internally as the authoring environment for the R/3 Reference Model and Industry-Solution (IS) specific models. There can be no assurance that these actions will not affect IntelliCorp's own product sales and have a negative effect on the Company's future revenue stream.

     In addition, IntelliCorp has subsequently entered into other custom development projects with SAP. The revenues from these development agreements have been one-time in nature. There is no guarantee that IntelliCorp will be able to replace these revenues with other customer revenues, if and when these custom projects for SAP cease. In addition, there can be no assurance that SAP will continue their relationship with IntelliCorp. Termination of the SAP arrangement could have a material adverse effect on the Company's financial results.

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

     The Company's advantage continues to be its close relationship with the SAP development organization and continued growth of this relationship is necessary to insure the Company's success in the SAP R/3 market. This relationship is always at risk based upon the ability of the Company to perform the development work desired by SAP and the alternatives available to SAP.

     The Company is at risk for encroachment into the value provided by
LiveModel: SAP R/3 Edition by SAP's continued improvement to the ASAP Implementation Toolkit. As new facilities are added to this freely provided component of the SAP R/3 implementation toolset, there is no guarantee that the value of the facilities in LiveModel will not be jeopardized. The Company must continue to enhance the facilities in LiveModel and/or introduce new products that build upon the ASAP Implementation Toolkit to retain and grow its revenues.

     SAP also provides an environment that fosters competition to LiveModel through a published API to the models in their repository. Existing competitors such as IDS Scheer and Micrografx already have access to these APIs, and other modeling tool companies may be interested in entering this market by using API's and their existing or planned products to offer valuable business process modeling capabilities to their customers.

     The major competitor in the SAP business process management marketplace is IDS Scheer with the ARIS product line which offers broad BPR capabilities. Other competitors are expected to enter this business modeling marketplace. In addition, SAP offers the ASAP Implementation Toolkit with a subset of the capabilities of the IntelliCorp products.

     The primary competitors to the Company's LiveInterface product today are TSI, IBI, and ETI. However, there are numerous other competitors that include data transformation and middleware vendors who have invested in technologies to access data within SAP R/3. IntelliCorp's strategy is to partner with some of these vendors and to develop follow-on product offerings that result in a more complete solution for the customer. Refer to Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations", for additional information on the risks related to LiveInterface.

     TestDirectors' primary competitors are Autotester Inc. and SAP. Both companies have test automation tools and test management tools for use in R/3. Both have a close focus on SAP implementations. In addition, SAP's Computer Aided Testing Tool (CATT) is delivered free with the R/3 Developers Workbench.

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

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent upon a limited number of key management, technical and sales personnel, the loss of whom would adversely affect the Company's business. In addition, in the future, the Company may need to augment or replace existing key management, technical, or sales personnel in order to maintain or increase its business. Because of the complexity and breadth of the Company's product line in certain technical areas, the Company may have only a single employee with appropriate expertise. The loss of any such employee can have the effect of slowing down or halting development with respect to a product until the Company is able to locate and hire another technical person with the requisite expertise. In addition, certain management, technical and support personnel are relatively new to the Company, and the Company's success in the future will depend in part on successful assimilation of new personnel. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. The ability to recruit, on a timely basis, appropriate personnel to staff the various development efforts will be a key factor in the success of those projects. If the Company cannot recruit the appropriate personnel and must hire outside consultants to perform the work, the contract margins may be adversely affected. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. It is particularly difficult to hire personnel with SAP and configure to order expertise. Loss of key personnel or inability to hire and retain qualified personnel could have a material adverse effect on the Company's business and results of operations. From time to time in the past, the Company has experienced significant turnover in its sales force. There can be no assurance that the Company will be able to reduce this periodic turnover in its sales force and, as a result, the Company may lose sales opportunities, market share or customers.

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

LACK OF PROFITABILITY, POTENTIAL FUTURE LOSSES

     Over the last five years, the Company has experienced aggregate consolidated net losses of over $15,410,000, including a net loss of $6,202,000 for the year ended June 30, 1999, and a net loss of $698,000 for the year ended June 30, 1998. The Company may also have losses in future years. There can be no assurance that the Company will attain and maintain profitability.

     As of June 30, 1999, the Company has an accumulated deficit of $55.1 million, a cash and cash equivalents balance of $2.6 million, a working capital balance of $3.0 million. In addition, it has a net loss of $6.7 million for fiscal 1999. Management expects to incur additional losses through at least part of fiscal 2000, including the first quarter, and it recognizes the need to utilize all or some of its available financing resources as of June 30, 1999, which is comprised of a $3.0 million common stock purchase agreement ($1.4 available as of June 30, 1999) and a bank credit facility which amounts to the lessor of $3,000,000 or 80% of eligible accounts receivable (approximately $2.5 available as of June 30, 1999), to fund its cash requirements in fiscal 2000. At this time, management's plans for fiscal 2000 anticipate that revenues together with available financing alternatives will be sufficient to fund the Company's cash requirements through at least June 30, 2000. However, if anticipated revenues for fiscal 2000 do not meet management's expectations, and additional financing, above the available resources, are not available, management has the ability and may reduce certain planned expenditures to lower the Company's operating costs.

     To allow its Common Stock to remain listed for trading on The NASDAQ SmallCap Market tier of The NASDAQ Stock Market (NASDAQ), the Company is required to maintain a minimum capital and surplus of $2,000,000 as well as a closing bid stock price of at least $1.00 per share. In the past, the Company's capital and surplus as well as its stock price have fallen temporarily below the NASDAQ minimum. Significant additional losses could adversely affect the Company's ability to maintain the required minimum capital and surplus in the future, and potentially impact IntelliCorp's stock price. Should the Company's Common Stock be delisted from the NASDAQ Stock Market, the trading market for the Common Stock would likely be adversely affected.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's quarterly revenues and operating results have in the past, and may in the future, vary significantly due to such factors as the timing of new product introductions, changes in pricing policies by the Company and its competitors, market acceptance of new products, enhanced versions of existing products, the information systems department budgets of its customers, and the length of sales cycles. Although a significant portion of the Company's revenues in each quarter result from orders received in that quarter, the majority of the Company's expense levels are fixed, based on expectations of future revenues. In addition, a substantial amount of the Company's quarterly revenues have typically been recorded in the third month of the fiscal quarter with a concentration of such revenues in the last half of the month. The timing of the closing of large license agreements increases the risk of quarter to quarter fluctuations. As a result, if revenues are not realized as expected, the Company's operating results will be materially adversely affected. Accordingly, it is likely that the Company would experience disproportionate declines in its operating results if revenues were to decline. In addition, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be adversely affected.

CONCENTRATED PRODUCT LINE

     The Company currently derives most of its revenue from LiveModel: SAP R/3 Edition and LiveInterface, and related products and services, and expects this concentration to continue for the foreseeable future. As a result, any factor adversely affecting the demand for, or pricing of, LiveModel and LiveInterface and related products and services would have a material adverse effect on the Company's business and results of operations. The Company's future financial performance will depend significantly on the successful development and customer acceptance of new and enhanced versions of its products.

CUSTOMER CONCENTRATION

     For fiscal 1999, revenues from the sale of products and services to one related party accounted for 21% of total revenues. The level of revenues received from this customer may not continue in future periods. In addition, certain customers may account for a significant portion of net revenues in a particular quarter, which may lead to significant variations in quarterly results.

NEED FOR CHANNEL PARTNERS

     In order for the Company to reach higher levels of revenue and sustainable growth, the Company may require channel partners for the sale, distribution and co-marketing of its products. Such partners may include SAP, consulting firms, systems integrators, traditional software distributors or hardware or software companies with established distribution channels. The Company has an agreement with some global SAP Implementation Partners to promote or utilize the Company's
LiveModel: SAP R/3 Edition, as well as its LiveInterface product. These channel partners are instrumental in gaining acceptance of IntelliCorp's tools both for their consulting methodology as well as by their customers for continuing operating requirements. The Company anticipates that a significant portion of fiscal year 2000 revenues will be generated through these arrangements and other similar arrangements or agreements with consulting firms and hardware companies There can be no assurance that the Company will be able to achieve significant sales through its global implementation partner relationships or that the Company will be successful in establishing additional channel partner arrangements or that, if such relationships are established, they will prove to be commercially successful. In addition, there can be no assurance that the Company's partners will not utilize their relative size or financial strength to the disadvantage of the Company.

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

INTERNATIONAL OPERATIONS

     Approximately 32% of the Company's net revenues for the fiscal year ended June 30, 1999 and 28% of the Company's net revenues for the fiscal year ended June 30, 1998 were attributable to international sales. Most international revenues to date have been derived from license revenues. The Company currently offers selected local language versions of its products. Although it does intend to offer additional localized product releases in the future, there can be no assurance that such releases will be successfully developed or, if developed, that they will achieve market acceptance. The Company faces certain risks as a result of international sales. The results of the Company could be affected adversely by short-term fluctuations in currency exchange rates. Additionally, the Company's international operations may be affected by changes in demand resulting from long-term changes in interest and currency exchange rates. The Company is also subject to other risks associated with international operations, including tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies, which may on occasion be delayed or difficult to obtain, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, economic and political instability, restrictions on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, and patterns of customers' staff vacations, especially in Europe, that may reduce earnings in Company's fiscal first quarter. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business and results of operations. With the exception of limited patent protection in Canada, the Company has no patents protecting its products in foreign markets.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's executive offices are located at 1975 El Camino Real West, Mountain View, California. IntelliCorp leases approximately 34,000 square feet of office and computer space at this facility pursuant to a lease which extends through August 2003.

     IntelliCorp also leases space for offices in Chadds Ford, Pennsylvania, and also leases its European sales offices in London, Paris and Munich.

     These facilities are adequate to meet the Company's needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     Management is not aware of any material legal proceedings to which the Company is a party or of which any of their properties are the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on The NASDAQ SmallCap Market tier of The NASDAQ Stock Market under the symbol: INAI. The following table sets forth the closing prices since July 1, 1997 for the common stock for the fiscal quarters indicated as reported by NASDAQ. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

     At June 30, 1999, there were approximately 492 registered stockholders of the Company's common stock. The Company has not paid any cash dividends on its common stock and does not plan to pay any dividends in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of many factors, including results of operations, capital requirements and general business conditions.

                                                    YEAR ENDED JUNE 30,
                                              --------------------------------
                                                   1999              1998
                                              --------------    --------------
                                              HIGH      LOW     HIGH      LOW
                                              -----    -----    -----    -----
1st Fiscal Quarter..........................  $4.13    $1.50    $6.25    $2.88
2nd Fiscal Quarter..........................   2.00      .78     5.19     3.13
3rd Fiscal Quarter..........................   1.63     1.03     5.00     2.88
4th Fiscal Quarter..........................   1.19      .81     4.50     3.44

RECENT SALES OF UNREGISTERED SECURITIES

     In March 1999, the Company consummated an equity arrangement which requires certain investors to purchase, in a private placement, up to $3,000,000 of the Company's common stock through March 2000, if and when requested by the Company. The purchase price is set at 10% above the market price at the time the purchase is made, with a minimum price of $1.50 per share and a maximum of $3.00 per share. As of June 30, 1999, IntelliCorp sold $1,740,000 of common stock under this agreement, at a price of $1.50 per share. The shares sold under this agreement will be registered for resale within three months after the end of the one-year term of the agreement, or within three months of the last transaction purchase date, if earlier.

     On January 23, 1998, the Company entered into an asset purchase agreement with ICS Deloitte Management LLC, an affiliate of Deloitte & Touche, ("D&T") to purchase the rights to the Universal Portable Interface ("UPI") technology. This technology consisted of the intellectual and proprietary property comprised of UPI and included all related copyrights, processes, designs, formulas, inventions, trade secrets, know-how, technology, methodologies, principles of operations flow charts, schematics, codes and databases, and related in-process technology. In consideration for these assets, the Company paid D&T approximately $2.6 million in cash and 1,000,000 shares of the Company's common stock (with a fair market value of $3.56 per share) and assumed certain liabilities totaling $453,000. The common stock was registered for resale on December 17, 1998.

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

     In April 1996, the Company issued $3,400,000 of seven-year senior convertible notes which are due April 30, 2003. Interest only is payable semi-annually in October and April at 10% annum. Interest payments for the first two years were payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. In June 1996, the Company agreed to issue 580,645 shares of Series A preferred stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for $1,800,000 of the convertible debt. Such preferred stock and warrants were issued in August 1996. The preferred stock is convertible into common shares on a one-for-two basis, subject to adjustments for dilutive events, and carries 10% cumulative dividends. The Company has reserved 3,480,010 shares of common stock for issuance upon conversion of the Series B Preferred Stock. These shares were registered on November 26, 1998.

     In the event of any liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock will be entitled to receive, junior to the rights of the holders of Series A Preferred Stock, in preference to the holders of common stock, an amount equal to $1,000 per share plus all accumulated and unpaid dividends on the Series B Preferred Stock. The total liquidation preference for Series B Preferred Stock would be approximately $5,066,000 at June 30, 1999. The Company has reserved 2,500,000 shares of common stock for issuance upon conversion of the Series B Preferred Stock. These shares were registered on July 30, 1997.

                            SELECTED FINANCIAL DATA

                                                            YEAR ENDED JUNE 30,
                                             -------------------------------------------------
                                              1999      1998      1997        1996      1995
                                             -------   -------   -------     -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Net revenues...............................  $21,961   $24,445   $12,686     $10,992   $17,357
                                             -------   -------   -------     -------   -------
Loss from operations.......................    (6082)     (625)   (1,753)     (3,269)   (2,098)
Interest expense...........................     (197)     (177)     (153)        (69)       --
Interest income and other, net.............      136       310       161         109       203
                                             -------   -------   -------     -------   -------
Loss before income taxes...................   (6,143)     (492)   (1,745)     (3,229)   (1,895)
Provision for income taxes.................       59       206       139         113       232
Loss before extraordinary item.............   (6,202)     (698)   (1,884)     (3,342)   (2,127)
Extraordinary item.........................       --        --        --      (1,157)       --
                                             -------   -------   -------     -------   -------
Net loss...................................   (6,202)     (698)   (1,884)     (4,499)   (2,127)
Preferred stock dividend requirements:
  Series A and B...........................     (534)     (623)     (311)         --        --
  Embedded dividend(1).....................       --        --    (1,720)         --        --
                                             -------   -------   -------     -------   -------
Net loss applicable to common
  stockholders.............................  $(6,736)  $(1,321)  $(3,915)    $(4,499)  $(2,127)
                                             =======   =======   =======     =======   =======
Basic and diluted net loss before
  extraordinary item per common share......  $ (0.44)  $ (0.10)  $ (0.31)(1) $ (0.27)  $ (0.18)
Basic and diluted net loss per common
  share....................................  $ (0.44)  $ (0.10)  $ (0.31)(1) $ (0.37)  $ (0.18)
Shares used in computation of basic and
  diluted net loss per common share........   15,333    13,871    12,634      12,209    12,040
                                             =======   =======   =======     =======   =======
BALANCE SHEET DATA
Cash, cash equivalents and short-term
  investments..............................  $ 2,619   $ 6,186   $ 6,392     $ 4,124   $ 2,493
Working capital............................    2,999     6,973     6,838       2,851     2,272
Total assets...............................   13,190    18,454    12,064       7,401     8,100
Convertible notes..........................    1,600     1,600     1,600       1,600        --
Stockholders' equity.......................    5,201    10,157     5,948       2,097     3,312

---------------
No cash dividends were declared or paid to the common stockholders during the periods set forth above.

(1) Net loss per common share for the year ended June 30, 1997, gives effect to the accounting treatment relative to the Company's Series B convertible preferred stock having a beneficial conversion feature. The net loss per common share reflects a $1,720,000 preferred stock dividend as a result of this treatment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Other than statements of historical fact, the statements made in this annual report are hereby identified as forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to risks associated with, competitors' product introductions, market price competition and market acceptance of the Company's products, as well as, those discussed below and in "Risk Factors."

     In particular, it is important to note that achievement of revenue goals is affected by numerous factors beyond the Company's control. Historical results of the Company may not be indicative of future operating results.

     The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and as a percentage change from year to year:

                                                                               PERCENT INCREASE
                                                                                  (DECREASE)
                                                     PERCENT OF REVENUES     --------------------
                                                     YEAR ENDED JUNE 30,       1999        1998
                                                     --------------------    COMPARED    COMPARED
                                                     1999    1998    1997    TO 1998     TO 1997
                                                     ----    ----    ----    --------    --------
REVENUES:
  Software.........................................   31%     57%     52%      (51)%       109%
  Contract services................................   52      33      38        38          72
  Other services...................................   17      10      10        59          86
                                                     ---     ---     ---       ---         ---
          Total revenues...........................  100%    100%    100%      (10)%        93%
                                                     ===     ===     ===       ===         ===
COSTS AND EXPENSES:
  Cost of software revenues........................    6%      5%      8%       (2)%        19%
  Cost of contract service revenues................   38      20      21        72          87
  Cost of other services revenues..................    3       2       2        58          52
  Research and development.........................   27      24      30         2          54
  Marketing, general and administrative............   54      41      53        18          49
  In-process research and development charge.......   --      11      --        --         N/M
                                                     ---     ---     ---       ---         ---
          Total cost and expenses..................  128     103     114        12          74
                                                     ---     ---     ---       ---         ---
Loss from operations...............................  (28)     (3)    (14)      N/M         N/M
                                                     ---     ---     ---       ---         ---
Net loss...........................................  (28)%    (3)%   (15)%     N/M%        N/M%
                                                     ===     ===     ===       ===         ===

---------------
N/M -- Not meaningful

REVENUES

     The Company's total revenue is derived from three sources: software licenses, contract services and other services including product support and training. Total revenues were $21,961,000, $24,445,000 and $12,686,000 for fiscal years 1999, 1998, and 1997, respectively. This represents a 10% decrease in fiscal 1999 total revenues as compared to fiscal 1998. The decrease is due to reduced sales of software licenses associated with LiveModel: SAP R/3 Edition and revenue recognized in connection with the license and development agreement with SAP AG. The 93% increase in fiscal 1998 total revenues as compared to fiscal 1997 is largely due to increased sales of software licenses and services associated with LiveModel: SAP R/3 Edition and revenue recognized in connection with the license and development agreement with SAP AG, which contributed revenues primarily in fiscal 1998.

     Software revenues decreased 51% in fiscal 1999 from fiscal 1998. This decrease is attributable primarily to two factors. First, IntelliCorp went through a significant transition in its sales and marketing organization. Second, SAP created uncertainties regarding their business process modeling direction when they cancelled the Business Engineer project and put more focus on their ASAP R/3 implementation methodology. It took the rest of the fiscal year for IntelliCorp to re-build its sales organization to support scalable revenue growth, as well as re-position its business process management solutions in the ASAP context, including extension of its market reach and value to the large post-implementation market. Sales of the Company's older products, including PowerModel, Kappa-PC, and Kee, remained constant at 4% of license revenue, in fiscal 1999 compared to 3% of license revenue in fiscal 1998. The Company's ability to increase software revenues depends upon, among other things, development of successful new and updated products, and upon these products meeting customer requirements. There can be no assurance that the Company will successfully develop these products or that these products will be successful in the marketplace.

     Contract services revenues increased 38% during fiscal 1999 compared to fiscal 1998. The increase is due to consulting revenue related to LiveModel SAP R/3 Edition (including custom development projects), LiveInterface, and the configure-to-order consulting business. The Company expects to perform additional contract services in the future. However, because a majority of such services are performed on a short-term basis, the ultimate trend for this type of revenue and the timing of the services are difficult to predict.

     Other services revenues, which consist primarily of product support, increased 59% during fiscal 1999 compared to fiscal 1998. This increase is primarily attributable to product support revenues related to the LiveModel SAP R/3 product and the LiveInterface product.

     The Company derived approximately 33%, 28% and 36% of its revenues in fiscal years 1999, 1998 and 1997, respectively, from international sales. The Company expects that export sales will continue to provide a significant portion of total revenues. However, changes in currency exchange rates, strength of local economies and the inherent uncertainties in the software market make these revenues difficult to predict.

     The geographic breakdown of revenues is as follows:

                                                                      PERCENT INCREASE
                                                                         (DECREASE)
                                                                    --------------------
                                        YEAR ENDED JUNE 30,           1999        1998
                                   -----------------------------    COMPARED    COMPARED
                                    1999       1998       1997      TO 1998     TO 1997
                                   -------    -------    -------    --------    --------
                                          (IN THOUSANDS)
REVENUES:
  North America..................  $14,675    $17,595    $ 8,154      (17)%       116%
  Europe.........................    6,101      5,581      3,100        9          80
  Pacific Rim/Latin America......    1,185      1,269      1,432       (7)        (11)
                                   -------    -------    -------      ---         ---
          Total revenues.........  $21,961    $24,445    $12,686      (10)%        93%
                                   =======    =======    =======      ===         ===

     The geographic revenue as a percentage of revenue is as follows:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
REVENUES:
  North America.............................................   67%     72%     64%
  Europe....................................................   28      23      24
  Pacific Rim/Latin America.................................    5       5      12
                                                              ---     ---     ---
          Total revenues....................................  100%    100%    100%
                                                              ===     ===     ===

     The Company's fiscal 2000 sales forecast anticipates a predominant portion of revenues to be derived from sales of and consulting and support services related to LiveModel: SAP R/3 Edition, and LiveInterface, and derivative and associated products. Factors which could impact the level of revenues generated from these products include, but are not limited to, the timing and level of market acceptance of these products, the timing of market introduction of competing products, the timely and successful introduction of new technology enhancements and follow-on products, the success of providing consulting services and the success of sales efforts with strategic partners. There can be no assurance, however, that the actual sales will not differ materially from the sales forecast in the near term.

COSTS AND EXPENSES

     Cost of software revenues consists primarily of materials, documentation, packaging, royalties and amortization of capitalized and purchased software development costs. Cost of software revenues as a percentage of software revenues decreased from 16% in fiscal 1997 to 9% in fiscal year 1998 and increased to 18% in fiscal year 1999. The fiscal 1999 increase in software cost, relative to software revenues, is attributable to higher capitalized software amortization related to the UPI acquisition that occurred in the third quarter of fiscal 1998, and to the significant portion of the expenses that are fixed such as salaries and depreciation expenses; therefore, revenue fluctuations do not result in comparable changes in related costs.

     Cost of contract services revenues consists primarily of personnel, including outside consultants, and related costs. Cost of contract services revenues as a percentage of the related revenues increased to 74% during fiscal year 1999, compared to 58% and 55% for fiscal years 1998 and 1997, respectively. The increase in fiscal 1999 is primarily due to absorption of existing staff costs in light of lower consulting and training revenues related to decreased LiveModel and LiveInterface license sales.

     Cost of other services revenues consists primarily of personnel providing product support. Cost of other service revenues as a percentage of the related revenues remained relatively flat at 20%, 20% and 24%, respectively for the fiscal years 1999, 1998 and 1997. The higher percentage in fiscal 1997 was a result of start-up costs associated with the establishment of a customer satisfaction team during that year.

     The aggregate cost of revenues, as well as the resulting aggregate gross margin, may fluctuate based on the mix of license, contract, or other services performed in a particular period.

     Research and development expense consists primarily of personnel and related costs. Research and development costs increased 2% in fiscal 1999 compared to fiscal 1998. The increase of 54% in research and development expense in fiscal 1998 compared to fiscal 1997 is mainly due to increased headcount and the associated costs and increased labor costs. Research and development costs as a percentage of revenue remained relatively flat at 27% for fiscal 1999 compared to 24% in fiscal 1998. Research and development costs as a percentage of revenues decreased from 30% in fiscal 1997 to 24% in fiscal 1998, as revenues grew faster than research and development spending. The Company anticipates that it will continue to invest substantial resources to research and development in the future.

     Marketing, general and administrative expense consists primarily of personnel and related costs for marketing, selling, administration, finance, information systems, human resources, and general management. The increase of 18% in marketing, general and administrative expense in fiscal 1999 compared to fiscal 1998 is mainly due to increased marketing and selling resource investment, including the opening of French and German offices. The increase of 49% in marketing, general and administrative expense in fiscal 1998 compared to fiscal 1997 is also mainly due to higher sales and marketing costs associated increased sales volume, including increased marketing activities, and increased marketing and selling headcount.

     On January 23, 1998, the Company entered into an asset purchase agreement with ICS Deloitte Management LLC, an affiliate of D&T to purchase the rights to the UPI technology. This technology consisted of the intellectual and proprietary property comprised of UPI and included all related copyrights, processes, designs, formulas, inventions, trade secrets, know-how, technology, methodologies, principles of operations flow charts, schematics, codes and databases. UPI is presently a stand-alone software product sold under the name of LiveInterface and is used for automatically building and managing data interfaces for SAP R/3. It is used to help facilitate the data transfer between the new SAP R/3 software and pre-existing or legacy systems.

     In consideration for these assets, the Company paid D&T approximately $2.6 million in cash and 1,000,000 shares of the Company's common stock (with a fair market value of $3.56 per share) and assumed certain liabilities totaling $453,000. The acquisition was accounted for using the purchase method of accounting. The Company's total purchase price, including liabilities assumed is $6,638,000. For financial reporting purposes, values were assigned to acquired in-process research and development, developed technology, customer base and the assembled workforce. The in-process research and development charge of $2,700,000 in 1998 is related to the acquisition of the UPI technology.

OTHER INCOME (EXPENSE)

     Interest income and other, net in fiscal 1999 and 1998, consists primarily of interest income from cash, cash equivalents and short-term investments.

     Interest expense consists primarily of interest related to the convertible notes issued in April 1996.

INCOME TAX

     The provision for income taxes primarily represents foreign withholding taxes, federal and state income taxes (Alternative Minimum Tax). At June 30, 1999, the Company had net operating loss carryforwards of approximately $35,000,000 for federal income tax purposes, which will expire in fiscal years 2002 through 2019. The Company also had net operating loss carryforwards of approximately $16,000,000 for state income tax purposes and $10,500,000 for foreign income tax purposes. The state net operating loss carryforwards will expire in fiscal years 1998 through 2003. The foreign net operating loss carryforwards have an indefinite carryforward period.

     Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

PRO FORMA NET INCOME (LOSS)

     On a pro forma basis, which excludes amortization charges and in-process R&D charges related to purchased intangibles, the Company had a net loss of ($5,317,000) or ($0.38) per share in fiscal 1999, compared to a net income of $2,498,000 or $0.14 per share in fiscal 1998. On a reported basis, including the impact of purchased intangibles, the Company's net loss was ($6,202,000) or ($0.44) per share in fiscal 1999, compared to a net loss of ($698,000) or ($0.10) per share in fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments were $2,619,000 at June 30, 1999, and $6,186,000 at June 30, 1998. The decrease in fiscal 1999 is primarily due to a net loss of $6,202,000 offset by a decrease in accounts receivable of $860,000 and non-cash amortization and depreciation expense of $1,621,000. Spending for capital equipment was $632,000, $1,158,000 and $337,000 for fiscal years 1999, 1998 and 1997, respectively.

     As of June 30, 1999, the Company has an accumulated deficit of $55.1 million, a cash and cash equivalents balance of $2.6 million, a working capital balance of $3.0 million. In addition, it has a net loss of $6.7 million for fiscal 1999. Management expects to incur additional losses through at least part of fiscal 2000 including the first quarter, and it recognizes the need to utilize all or some of its available financing resources as of June 30, 1999, which is comprised of a $1.4 million common stock purchase agreement and a bank credit facility of the lesser of $3,000,000 or 80% of eligible accounts receivable, to fund its cash requirements in fiscal 2000. At this time, management's plans for fiscal 2000 anticipate that revenues together with available financing alternatives will be sufficient to fund the Company's cash requirements through at least June 30, 2000. However, if anticipated revenues for fiscal 2000 do not meet management's expectations, and additional financing, above the available resources, are not available, management has the ability and may reduce certain planned expenditures to lower the Company's operating costs.

YEAR 2000 ISSUE

     The Company has conducted a comprehensive review of its information technology and non-information technology systems to identify the systems that could be affected by the year 2000 Issue. The year 2000 issue is the result of computer programs being written using two digits rather than four to define applicable year. Any of the Company's programs that have time-sensitive software or micro controllers may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company has made modifications deemed necessary and does not believe that the cost of additional modifications, if any, will have a material effect on the Company's operating results. Additionally, the Company is in the process of evaluating the need for contingency plans with respect to year 2000 requirements. The necessity of any contingency plan must be evaluated on a case by case basis and will vary considerably in nature depending on the year 2000 issue it may need to address. The Company's expectations as to the extent and timeliness of modifications required in order to achieve Year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this paragraph and the paragraph below. There can be no assurance however, that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with year 2000 requirements, which failure could have a material adverse effect on the Company's operating results.

     Based on the Company's assessment to date, all active products and services of the Company are year 2000 compliant. The Company has been encouraging customers on older versions of software no longer supported by the Company to migrate to current product version. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the year 2000 requirements. To the extent that IntelliCorp is not able to test technology provided by third party hardware or software vendors, IntelliCorp has obtained assurances from such vendors that their systems are year 2000 compliant. In the event any such third parties cannot in a timely manner provide the Company with products, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected. Although the Company believes that the cost of year 2000 modifications, if needed, for both internal use software and systems or the Company's products are not material, there can be no assurance that various factors relating to the year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results or financial position.

RECENT PRONOUNCEMENTS

     In October 1997, the AICPA issued Statement of Position ("SOP 97-2"), "Software Revenue Recognition" which addresses software revenue recognition. Statement of Position 98-4 was issued in March 1998 which delays for one year the implementation of a narrow provision of SOP 97-2. SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. SOP 97-2 supersedes SOP 91-1 and was effective for transactions entered into for fiscal years commencing after December 15, 1997. The Company expects that the adoption of these SOP's will not have a material impact on its financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

     In March 1998, the AICPA issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires entities to capitalize selected costs related to internal-use software once specified criteria have been met. The Company expects that the adoption of SOP 98-1 will not have a material impact on its financial position or results of operations. We will be required to implement SOP No. 98-1 for the fiscal year 2000, beginning on July 1, 1999.

ITEM 7. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     JUNE 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                     AMOUNTS)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  2,619     $  4,714
  Short-term investments....................................        --        1,472
  Accounts receivable (less allowance for doubtful accounts:
     1999, $445; 1998, $591)................................     6,297        7,157
  Other current assets......................................       472          327
                                                              --------     --------
          Total current assets..............................     9,388       13,670
Property and equipment, net.................................     1,046        1,101
Purchased intangibles (less accumulated amortization:
  1999, $1,381; 1998, $496).................................     2,597        3,431
Other assets................................................       159          252
                                                              --------     --------
                                                              $ 13,190     $ 18,454
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  1,272     $  1,410
  Accrued compensation......................................     1,266        1,321
  Accrued royalties.........................................        64          545
  Other current liabilities.................................     1,271        1,044
  Bank loan.................................................       453           --
  Deferred revenues.........................................     2,063        2,377
                                                              --------     --------
          Total current liabilities.........................     6,389        6,697
CONVERTIBLE NOTES...........................................     1,600        1,600
COMMITMENTS
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 2,000,000 shares
     authorized; shares issued and outstanding:
     Series A: 435,484 and 483,871 at June 30, 1999 and
      1998, respectively; aggregate liquidation preference
      of $1,372,000 at June 30, 1999........................         1            1
     Series B: 5,000 at June 30, 1999 and 1998; aggregate
      liquidation preference of $5,066,000 at June 30,
      1999..................................................        --           --
  Common stock, $.001 par value -- 50,000,000 shares
     authorized; shares issued and outstanding: 16,386,169
     and 15,110,358 at June 30, 1999 and 1998,
     respectively...........................................        16           15
  Additional paid-in capital................................    60,266       58,487
  Accumulated deficit.......................................   (55,082)     (48,346)
                                                              --------     --------
          Total stockholders' equity........................     5,201       10,157
                                                              --------     --------
                                                              $ 13,190     $ 18,454
                                                              ========     ========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED JUNE 30, 1999,
                                                                      1998, AND 1997
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                      SHARE AMOUNTS)
REVENUES:
  Software..................................................  $  6,830    $13,861    $ 6,646
  Contract services.........................................    11,336      8,198      4,760
  Other services............................................     3,795      2,386      1,280
                                                              --------    -------    -------
          Total revenues....................................    21,961     24,445     12,686
                                                              --------    -------    -------
COSTS AND EXPENSES:
  Cost of revenues:
     Software...............................................     1,244      1,266      1,065
     Contract services......................................     8,383      4,877      2,615
     Other services.........................................       755        477        313
  Research and development..................................     5,922      5,818      3,771
  Marketing, general and administrative.....................    11,739      9,932      6,675
  Purchase of in-process research and development...........        --      2,700         --
                                                              --------    -------    -------
          Total costs and expenses..........................    28,043     25,070     14,439
                                                              --------    -------    -------
Loss from operations........................................    (6,082)      (625)    (1,753)
                                                              --------    -------    -------
OTHER INCOME (EXPENSE):
  Interest expense..........................................      (197)      (177)      (153)
  Interest income and other, net............................       136        310        161
                                                              --------    -------    -------
          Total other income (expense)......................       (61)       133          8
                                                              --------    -------    -------
Loss before income taxes....................................    (6,143)      (492)    (1,745)
Provision for income taxes..................................        59        206        139
                                                              --------    -------    -------
Net loss....................................................    (6,202)      (698)    (1,884)
Preferred stock dividend requirements:
  Series A and Series B.....................................      (534)      (623)      (311)
  Embedded dividend (see note 8)............................        --         --     (1,720)
                                                              --------    -------    -------
Net loss applicable to common stockholders..................  $ (6,736)   $(1,321)   $(3,915)
                                                              ========    =======    =======
Basic and diluted net loss per common share:
Net loss per common share...................................  $  (0.44)   $ (0.10)   $ (0.31)
                                                              ========    =======    =======
Shares used in computation of net loss per common share.....    15,333     13,871     12,634
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                          YEARS ENDED JUNE 30, 1999, 1998, AND 1997
                                   ----------------------------------------------------------------------------------------
                                   PREFERRED
                                   STOCK AND    PREFERRED STOCK        COMMON STOCK      ADDITIONAL
                                   WARRANTS    ------------------   ------------------    PAID-IN     ACCUMULATED
                                   ISSUABLE    SHARES   PAR VALUE   SHARES   PAR VALUE    CAPITAL       DEFICIT      TOTAL
                                   ---------   ------   ---------   ------   ---------   ----------   -----------   -------
                                                                        (IN THOUSANDS)
Balances, June 30, 1996..........     2,932      --        $--      12,381      $12       $42,263      $(43,110)    $ 2,097
Exercise of stock options........        --      --         --          65       --            75            --          75
Sale of shares...................        --      --         --         308        1           499            --         500
Issuance of Series A Preferred
  Stock and warrants.............    (2,932)    581          1          --       --         2,931            --          --
Issuance of Series B Preferred
  Stock, net of issue costs......        --       5         --          --       --         4,961            --       4,961
Issuance of common stock in lieu
  of payment of interest.........        --      --         --         106       --           199            --         199
Dividends on preferred stock.....        --      --         --          80       --           168          (168)         --
Dividends on preferred stock to
  be distributed.................        --      --         --          --       --           143          (143)         --
Dividends on Series B Preferred
  Stock issuance related to
  beneficial conversion
  feature........................        --      --         --          --       --         1,720        (1,720)         --
Net loss.........................        --      --         --          --       --            --        (1,884)     (1,884)
                                    -------     ---        ---      ------      ---       -------      --------     -------
Balances June 30, 1997...........        --     586          1      12,940       13        52,959       (47,025)      5,948
Exercise of stock options........        --      --         --         403        1           455            --         456
Exercise of warrants.............        --      --         --         350       --           712            --         712
Issuance of common stock in lieu
  of payment of interest.........        --      --         --          41       --           177            --         177
Dividends on preferred stock.....        --      --         --         183       --           531          (531)         --
Dividends on preferred stock to
  be distributed.................        --      --         --          --       --            92           (92)         --
Issuance of common stock in
  connection with UPI asset
  purchase.......................        --      --         --       1,000        1         3,561            --       3,562
Conversion of Series A Preferred
  Stock to common stock..........        --     (97)        --         193       --            --            --          --
Net loss.........................        --      --         --          --       --            --          (698)       (698)
                                    -------     ---        ---      ------      ---       -------      --------     -------
Balances, June 30, 1998..........        --     489          1      15,110       15        58,487       (48,346)     10,157
Exercise of stock options........        --      --         --          19       --            20            --          20
Issuance of common stock.........        --      --         --       1,160        1         1,739            --       1,740
Dividends on preferred stock.....        --      --         --          --       --            --          (534)       (534)
Conversion of Series A Preferred
  Stock to common stock..........        --     (48)        --          97       --            --            --          --
Stock options issued to board
  members with exercise prices
  below the fair market value of
  common stock on the date of
  grant..........................        --      --         --          --       --            20            --          20
Net loss.........................        --      --         --          --       --            --        (6,202)     (6,202)
                                    -------     ---        ---      ------      ---       -------      --------     -------
Balances, June 30, 1999..........        --     441        $ 1      16,386      $16       $60,266      $(55,082)    $ 5,201
                                    =======     ===        ===      ======      ===       =======      ========     =======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                               1999       1998       1997
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(6,202)   $  (698)   $(1,884)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Purchase of in-process research and development........       --      2,700         --
     Depreciation and amortization..........................    1,621      1,037        560
     Issuance of common stock in lieu of interest
       payments.............................................       --        177        199
     Issuance of stock options to board members.............       20         --         --
  Changes in assets and liabilities:
     Accounts receivable....................................      860     (2,327)    (2,613)
     Other current assets...................................     (145)      (195)        82
     Other assets...........................................       44        (15)         4
     Accounts payable.......................................     (138)       760       (285)
     Accrued compensation...................................      (55)       525        201
     Accrued royalties and other current liabilities........     (254)      (136)      (207)
     Deferred revenues......................................     (314)       528      1,103
                                                              -------    -------    -------
Net cash provided by (used in) operating activities.........   (4,563)     2,356     (2,840)
                                                              -------    -------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Property and equipment purchases..........................     (632)    (1,158)      (337)
  Capitalization of software development....................       --         --        (91)
  Purchase of intangible assets.............................      (51)    (2,572)        --
  Purchases of short-term investments.......................       --     (5,092)    (2,029)
  Proceeds from sales of short-term investments.............    1,472      5,649        982
                                                              -------    -------    -------
Net cash provided by (used in) investing activities.........      789     (3,173)    (1,475)
                                                              -------    -------    -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under bank credit line.........................      453         --         --
  Cash received from exercise of warrants and options.......       20        712         --
  Issuance of preferred stock...............................       --         --      4,961
  Issuance of common stock..................................    1,740        456        575
  Cash dividends............................................     (534)        --         --
                                                              -------    -------    -------
Net cash provided by financing activities...................    1,679      1,168      5,536
                                                              -------    -------    -------
Increase (decrease) in cash and cash equivalents............   (2,095)       351      1,221
Cash and cash equivalents, beginning of year................    4,714      4,363      3,142
                                                              -------    -------    -------
Cash and cash equivalents, end of year......................  $ 2,619    $ 4,714    $ 4,363
                                                              =======    =======    =======
Supplemental disclosure of cash flow information:
  Income taxes paid.........................................  $    59    $   206    $   139
Noncash financing activities:
  Exchange of common stock for assets.......................       --      3,562         --

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

     As of June 30, 1999, the Company has an accumulated deficit of $55.1 million, a cash and cash equivalents balance of $2.6 million, a working capital balance of $3.0 million. In addition, it has a net loss of $6.7 million for fiscal 1999. Management expects to incur additional losses through at least part of fiscal 2000 including the first quarter, and it recognizes the need to utilize all or some of its available financing resources as of June 30, 1999, which is comprised of a $1.4 million common stock purchase agreement and a bank credit facility of the lesser of $3,000,000 or 80% of eligible accounts receivable, to fund its cash requirements in fiscal 2000. At this time, management's plans for fiscal 2000 anticipate that revenues together with available financing alternatives will be sufficient to fund the Company's cash requirements through at least June 30, 2000. However, if anticipated revenues for fiscal 2000 do not meet management's expectations, and additional financing, above the available resources, are not available, management has the ability and may reduce certain planned expenditures to lower the Company's operating costs.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     CURRENT VULNERABILITY TO CERTAIN CONCENTRATIONS. The Company currently derives most of its revenues from sales of and consulting services related to
LiveModel: SAP R/3 Edition and LiveInterface. These products and related services are expected to account for the majority of the Company's revenue for the foreseeable future. Factors which could impact the level of revenues generated from LiveModel: SAP R/3 Edition and LiveInterface include, but are not limited to, the level of market acceptance of the product, the timing of market introduction of competing products, and the success of sales efforts and relationships with strategic partners. Consequently, a decline in sales of this product and related services, will adversely affect operating results.

     PURCHASED INTANGIBLE ASSETS. Purchased intangible assets primarily consist of developed technology and other intangibles related to the acquisition of assets from D&T accounted for by the purchase method. See Note 3. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets. The purchased intangible assets are amortized over a period of 78 months or less. Acquired in-process research and development without alternative future use was expensed when acquired.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization are computed using the straight-line method over estimated useful lives of the assets ranging from two to five years. Amortization of leasehold improvements is computed over the shorter of the lease term or the useful life of the underlying assets.

     Software development costs are capitalized once technological feasibility has been established and are amortized on a straight-line basis over the estimated useful life of the related product (which ranges from one to three years) or on the ratio of current revenues to the total of current and anticipated future revenues from the product, whichever is greater. Amortization of capitalized software development costs charged to software cost of revenues was approximately $49,000, $138,000 and $187,000 in fiscal 1999, 1998 and 1997, respectively. As of June 30, 1999 the net book value of capitalized software was zero.

     REVENUE RECOGNITION. The Company has adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and State of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4").

     The Company derives revenue from software licenses, post-contract customer support ("PCS"), and services. Post-contract customer support includes telephone support, bug fixes, and rights to updates on a when-and-if-available basis. Services include training and consulting for software modification and customization to meet specific customer needs.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     Contract service revenues include applications development and consulting and training services. Contract revenues are recognized on a time and materials basis or on the percentage of completion basis, for those fixed price contracts which involves the use of estimates. Actual results could differ from those estimates and, as a result, future profitability on such contracts may be more or less than planned.

     In December 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Adopting there provisions is not expected to have a material effect on the results of operations.

     INCOME TAXES. Tax credits reduce the provision for income taxes when realizable.

     NET LOSS PER COMMON SHARE. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive potential common shares have been excluded from the net loss per share computation in fiscal years 1999, 1998 and 1997, as their effect is antidilutive.

     Stock options to purchase 3,214,000, 3,027,000 and 2,737,000 at an average price of $2.03, $2.29 and $1.73 per share were outstanding during fiscal 1999, 1998 and 1997, respectively, but were not included in the computation of diluted net loss per share for those years. Also excluded from net loss per share were 441,000 and 489,000 convertible preferred shares during fiscal 1999 and 1998, respectively, warrants to purchase 720,000 shares, at an average exercise price of $3.50 during fiscal years 1999 and 1998, and $1,600,000 of convertible debt, at a conversion price of $1.55 per common share, during fiscal years 1999 and 1998. These dilutive potential common shares have been excluded because the Company reported net losses and each of those potential shares would have had an antidilutive effect on net loss per common share.

     For the fiscal years ended June 30, 1999, 1998, and 1997, preferred stock dividends, including the assumed dividend recorded in 1997 as a result of the "beneficial conversion feature" embedded in the Series B preferred stock, have been included in the net loss per common share computation. The assumed dividend in 1997 represents the difference between the fair market value of the Company's common stock and the conversion price of Series B preferred stock on the date of the Series B issuance. The Series A and B preferred stock dividends has been deducted from net loss to arrive at net loss applicable to common stockholders.

     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. The Company considers all highly liquid investments with a maturity from the date of purchase of ninety days or less to be cash equivalents. At June 30, 1999 and 1998, the Company had $46,000 and $1,844,000, respectively, in money market mutual funds which invest in various U.S. government securities including Treasury bills, notes and bonds, and U.S. corporate paper, certificates of deposit, and bank notes. These amounts are included in cash and cash equivalents.

     The Company invests its excess cash in accordance with a short-term investment policy set by the Board of Directors. The policy authorizes investments in government securities, time deposits and certificates of deposit in approved financial institutions, commercial paper rated A-1/P-1, and other money market instruments of similar liquidity and credit quality. As of June 30, 1998, short-term investments consisted of commercial paper issued by U.S. corporations with maturities from the date of purchase of ninety days or more and less than one year, and was stated at cost, which approximated market value. There were no short-term investments as of June 30, 1999.

     The Company classifies its investments in debt and equity securities as available-for-sale and, in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), records its investments at fair value. However, as the Company had no short term investments as of June 30, 1999, and as the difference between amortized cost and fair value was immaterial as of June 30, 1998 there have been no amounts recorded for unrealized gains and losses as a separate component of stockholders' equity. Realized gains or losses from available-for-sale investments have also been insignificant.

     FOREIGN CURRENCY TRANSLATION. The financial statements of foreign subsidiaries are translated using the U.S. dollar as the functional currency. Transaction and translation gains or losses have not been significant. The Company does not enter into foreign currency forward exchange contracts.

     CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS. The Company designs, develops and markets software tools and provides related training, customer support and consulting services to customers in diversified industries. The Company performs ongoing credit evaluations of the financial condition of its customers, and generally requires no collateral for customer orders and accounts receivable. To date, write-offs of accounts receivable have been small.

     Revenues from one related party accounted for 21% of total revenues during fiscal 1999 and 19% for 1998 and 1997, and revenues from another related party accounted for 10% of total revenues in fiscal 1999. No other customer accounted for more than 10% during fiscal 1999, 1998 or 1997.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses, the bank line of credit and the convertible notes approximate fair value.

     STOCK-BASED COMPENSATION. As permitted under Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees in accounting for stock-based awards to its employees.

     COMPREHENSIVE INCOME. As of July 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and displaying of comprehensive income and its components; however, the adoption of this statement had no material impact on the Company's net loss or shareholders' equity.

RECENT PRONOUNCEMENTS.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the Company's results of operations of financial condition.

     In March 1998, the AICPA issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires entities to capitalize selected costs related to internal-use software once specified criteria have been met. The Company expects that the adoption of SOP 98-1 will not have a material impact on its financial position or results of operations. The Company will be required to implement SOP No. 98-1 for the fiscal year 2000, beginning on July 1, 1999.

 2. NET PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and at June 30 consist of:

                                                               1999           1998
                                                            -----------    -----------
Equipment.................................................  $ 7,328,000    $ 6,796,000
Furniture and fixtures....................................    1,776,000      1,764,000
Leasehold improvements....................................    1,047,000        958,000
                                                            -----------    -----------
Total property and equipment..............................   10,151,000      9,518,000
Accumulated depreciation and amortization.................   (9,105,000)    (8,417,000)
                                                            -----------    -----------
Net property and equipment................................  $ 1,046,000    $ 1,101,000
                                                            ===========    ===========

 3. ASSET PURCHASE AGREEMENT WITH D&T

     On January 23, 1998, the Company entered into an asset purchase agreement with ICS Deloitte Management LLC, an affiliate of D&T to purchase the rights to the UPI technology. This technology consisted of the intellectual and proprietary property comprised of UPI and included all related copyrights, processes, designs, formulas, inventions, trade secrets, know-how, technology, methodologies, principles of operations flow charts, schematics, codes and databases. UPI is presently a stand-alone software product sold under the name of LiveInterface and is used for automatically building and managing data interfaces for SAP R/3. It is used to help facilitate the data transfer between the SAP R/3 software and pre-existing or legacy systems.

     In consideration for these assets, the Company paid D&T approximately $2.6 million in cash and 1,000,000 shares of the Company's common stock (with a fair market value of $3.56 per share) and assumed certain liabilities totaling $453,000. The acquisition was accounted for using the purchase method of accounting. The Company's total purchase price, including liabilities assumed is $6,638,000. For financial reporting purposes, values were assigned to acquired in-process research and development, developed technology, customer base and the assembled workforce.

     IN-PROCESS RESEARCH AND DEVELOPMENT. The write-off of in-process research and development related to the asset acquisition described above totaled $2.7 million all of which was recorded in the quarter ended March 31, 1998. The value was computed using discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based on forecasts of future revenues and expenses that management believes are likely to occur. This analysis resulted in amounts assigned to in-process research and development for the project which has not yet reached technological feasibility (as defined and utilized by the Company in assessing software capitalization) and does not have alternative future uses.

     DEVELOPED AND CORE TECHNOLOGY. To determine the value of the developed and core technology, the expected future cash flows of the existing developed technology, as well as the core technology to be embedded in future derivatives of the UPI product, were discounted taking into account the characteristics and applications of the product, existing and future markets, the aggregate size and growth rate of the existing and future markets, and assessments of the product sales cycle.

 4. INCOME TAXES

     The Company's provision for income taxes consists of the following:

                                                            YEAR ENDED JUNE 30,
                                                      -------------------------------
                                                       1999        1998        1997
                                                      -------    --------    --------
CURRENT:
  Federal...........................................  $19,000    $ 89,000    $     --
  State.............................................   38,000      29,000          --
  Foreign...........................................    2,000      88,000     139,000
                                                      -------    --------    --------
                                                       59,000     206,000     139,000
                                                      -------    --------    --------
DEFERRED:
  Federal...........................................       --          --          --
  State.............................................       --          --          --
                                                      -------    --------    --------
Provision for income taxes..........................  $59,000    $206,000    $139,000
                                                      =======    ========    ========

     The Company's provision for income taxes differs from the amount computed by applying the federal statutory rate to income taxes as follows:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Expected income tax provision/(benefit) at U.S. federal
  statutory rate (34)%......................................  (34.0)%  (34.0)%  (34.0)%
State taxes, net of federal benefit.........................    0.8     11.5       --
Net operating losses and credits not currently benefited....   17.3     (3.2)    30.7
Foreign losses not currently benefited/(utilized)...........   16.7     29.8      5.2
Federal alternative minimum tax.............................     --     53.7       --
Foreign withholding taxes...................................    0.1     53.0      8.0
Other individual immaterial items...........................   (0.9)    13.3     (1.9)
                                                              -----    -----    -----
                                                                0.0%   124.1%     8.0%
                                                              =====    =====    =====

     Significant components of the Company's deferred tax assets for federal, state and foreign income taxes as of June 30, 1999 and 1998 are as follows:

                  DEFERRED TAX ASSETS:                        1999            1998
                  --------------------                    ------------    ------------
Net operating loss carryforwards........................  $ 17,100,000    $ 14,100,000
General business credits (expire 2002 - 2013)...........     3,000,000       2,800,000
In process research and development.....................     1,400,000       1,100,000
Other...................................................       400,000       1,100,000
                                                          ------------    ------------
Total deferred tax assets...............................    21,900,000      19,100,000
  Valuation allowance for deferred tax assets...........   (21,900,000)    (19,100,000)
                                                          ------------    ------------
Net deferred tax assets.................................  $         --    $         --
                                                          ============    ============

     Due to the Company's lack of earnings history, the net deferred tax asset has been fully offset by a valuation allowance. Approximately $450,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

     At June 30, 1999, the Company had net operating loss carryforwards of approximately $35,000,000 for federal income tax purposes, which will expire in fiscal years 2002 through 2019. The Company also had net operating loss carryforwards of approximately $16,000,000 for state income tax purposes and $10,500,000 for foreign income tax purposes. The state net operating loss carryforwards will expire in fiscal years 1998 through 2003. The foreign net operating loss carryforwards have an indefinite carryforward period.

     Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

 5. LEASE COMMITMENTS

     The Company leases its present facilities under noncancelable operating lease agreements through fiscal year 2004. The Company has commitments under noncancelable operating leases as of June 30, 1999 as follows: $1,535,000 in fiscal 2000, $1,535,000 in fiscal 2001, $1,535,000 in fiscal 2002, $1,419,000 in fiscal 2003, and $206,000 thereafter.

     Rent expense was $1,568,000 in fiscal 1999, $915,000 in fiscal 1998 and $793,000 in fiscal 1997.

 6. BANK LOAN

     In March 1999, the Company secured a $3,000,000 credit facility from a bank, bearing annual interest at the bank's prime rate plus 2% (9.75 % as of June 30, 1999). The credit line is an asset-based facility, and the amount that can be borrowed under the loan is the lesser of $3,000,000 or 80% of the eligible accounts receivable balances at any point in time. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility is two years. The credit facility is secured by essentially all of the assets of the Company.

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

     The Series A Preferred Stock and warrants issuable in fiscal 1996 (discussed above) were issued in August 1996. In January and April 1998, one Series A Preferred stockholder converted 96,774 shares of Series A Preferred Stock into 193,548 shares of Common Stock. In September 1998, the same stockholder converted 48,387 shares of Series A Preferred Stock into 96,744 shares of common stock. The Company has reserved 1,590,968 shares of common stock for issuance upon conversion of the remaining preferred stock and exercise of these warrants. The common shares issuable in connection with the conversion of Series A Preferred Stock or exercise of warrants were registered on December 23, 1996. In the event of any liquidation or winding up of the Company, the holders of Series A Preferred Stock will be entitled to receive in preference to the holders of common stock an amount equal to $3.10 per share plus any accumulated and unpaid dividends on the preferred stock. The total liquidation preference for Series A Preferred Stock would be approximately $1,372,000 at June 30, 1999.

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

     In the event of any liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock will be entitled to receive, junior to the rights of the holders of Series A Preferred Stock, in preference to the holders of common stock, an amount equal to $1,000 per share plus all accumulated and unpaid dividends on the Series B Preferred Stock. The total liquidation preference for Series B Preferred Stock would be approximately $5,066,000 at June 30, 1999. The Company has reserved 2,500,000 shares of common stock for issuance upon conversion of the Series B Preferred. These common shares were registered on July 30, 1997.

     When preferred stock is convertible to common stock at a conversion rate that is a discount from the market rate at the date of issuance, the discounted amount is an assured incremental yield, the "beneficial conversion feature," to the preferred stockholders and should be accounted for as an embedded dividend to preferred stockholders. As such, this dividend was recognized in the earnings per share calculation at June 30, 1997. Based on the conversion terms of the Series B Preferred Stock, an embedded dividend of $1,720,000, or $0.14 per share, was added to net loss in the calculation of basic and diluted net loss per common share.

     COMMON STOCK ARRANGEMENT. In March 1999, the Company completed an equity arrangement which requires certain investors to purchase, in a private placement, up to a maximum of $3,000,000 of the Company's common stock, if and when requested by the Company. The arrangement expires in March 2000. The purchase price is set at 10% above the fair market value of the common stock on the date of each purchase with a minimum price of $1.50 per share and a maximum price of $3.00 per share. As of June 30, 1999, the Company has issued 1,160,000 shares of common stock at $1.50 per share for aggregate proceeds of $1,740,000.

     STOCK OPTION PLANS. In December 1998, the stockholders authorized an additional 1,500,000 shares for a total of 4,504,778 shares authorized under the Company's 1991 Stock Option Plan. Incentive stock options may not be granted with exercise price at less than fair market value; non-qualified options may be granted with exercise prices at less than fair market value. Both types of options are exercisable in full immediately upon grant. However, the Company retains the right to repurchase unvested shares issued upon exercise of an option at the original exercise price per share. Unless otherwise provided by the 1991 Stock Option Plan, the repurchase rights typically expire over periods of up to four years. Most options expire on approximately the tenth anniversary of the date of grant. At June 30, 1999, options for 1,502,525 shares were available for future grant, 1,313,334 options were vested, and no shares outstanding from option exercises were subject to repurchase. Options for 294,050 of shares granted under prior plans are outstanding and exercisable as of June 30, 1999.

     In December 1997, the stockholders authorized an additional 150,000 shares for a total of 250,000 shares authorized under the Company's 1991 Nonemployee Director's Stock Option Plan. Options may be granted at fair market value to nonemployee directors at set times as provided in the Nonemployee Directors Plan, and should the Board elect to waive fees paid by the Company to nonemployee directors, that amount of fees waived can be applied to reduce the exercise price of options granted, pursuant to the terms of the Plan. Options are exercisable in full six months after the date of grant. The Company retains the right to repurchase unvested shares issued upon exercise of an option at the exercise price per share with the right to repurchase expiring over a two year period. At June 30, 1999, options for 144,375 shares were available for future grant, 81,250 options were exercisable and no shares outstanding from option exercises were subject to repurchase.

     In January 1998, The Board of Directors authorized 267,000 shares to be granted to employees in connection with the purchase of UPI technology (refer to Note 3). The options may be granted at the fair market value on the date of grant with a term of 10 years and vesting over four years. 50% of the fourth year vesting for certain employees may be accelerated based on the achievement of certain milestones. The options are exercisable when vested. At June 30, 1999, there were no shares available for future grant and 58,969 options were vested.

     During fiscal year 1999, the Company granted options for 185,000 common shares at fair market value outside the Employee and Non-employee Stock Option Plans. In September 1998 the Company granted options to purchase 25,000 common shares to a non-employee director at fair market value. These options became fully vested at the time they were granted. In addition, in October 1998 the Company granted options for 160,000 shares to an officer at fair market value. Options for 10,000 shares became fully vested at the time they were granted and the remaining 150,000 options vest over a four year period. At June 30, 1999 options for 185,000 shares were outstanding.

     The Company has reserved a sufficient number of shares of common stock to be issued upon exercise of warrants and options outstanding and to be granted.

     A summary of stock option activity under all plans follows:

                                                      1999                1998                1997
                                                -----------------   -----------------   -----------------
                                                         WEIGHTED            WEIGHTED            WEIGHTED
                                                         AVERAGE             AVERAGE             AVERAGE
                                                         EXERCISE            EXERCISE            EXERCISE
            (SHARES IN THOUSANDS)               SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
            ---------------------               ------   --------   ------   --------   ------   --------
Shares:
  Outstanding at beginning of year............  3,027     $2.29     2,737     $1.73     2,100     $1.58
  Granted.....................................    974      1.47       818      3.47       866      2.16
  Exercised...................................    (19)     1.04      (403)     1.06       (65)     2.48
  Canceled....................................   (768)     2.37      (125)     1.68      (164)     2.28
                                                -----     -----     -----     -----     -----     -----
  Outstanding at end of year..................  3,214     $2.03     3,027     $2.29     2,737     $1.73
                                                =====     =====     =====     =====     =====     =====

     The exercise price of options exercised during fiscal 1999 ranged from $0.63 to $2.13. The Company granted 20,000 options at less than fair market value in 1999.

     The following table summarizes information about options outstanding and exercisable at June 30, 1999:

                              OPTIONS OUTSTANDING

                                      WEIGHTED            WEIGHTED
    RANGE OF         NUMBER       AVERAGE REMAINING       AVERAGE
 EXERCISE PRICES   OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE
 ---------------   -----------    -----------------    --------------
$0.6250 - $1.6875   1,215,886           7.03years         $0.9800
 1.7500 -  2.0000     594,876           6.52               1.8673
 2.0313 -  2.7500     566,250           6.71               2.4031
 2.8438 -  3.5000     618,250           8.27               3.1647
 3.5625 -  5.1875     218,450           8.43               4.0877
-----------------   ---------           ----              -------
$0.6250 - $5.1875   3,213,712           7.21years         $2.0265
=================   =========           ====              =======

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

     Pro forma information regarding net loss and loss per share in fiscal 1999, 1998 and 1997 has been determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method prescribed by SFAS 123. The resulting effect on pro forma net loss and loss per share disclosed for fiscal 1999, 1998 and 1997 is not likely to be representative of the effects on net income and earnings per share on a pro forma basis in future years, because fiscal 1999, 1998 and 1997 pro forma results include the impact of only four years, three years, and two years, respectively, of grants and related vesting, while subsequent years will include additional years of grants and vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions for fiscal 1999, 1998 and 1997: weighted average risk-free interest rates of 5.0%, 5.7% and 6.3%, respectively; dividend yields of 0% for all three years; volatility factors of the expected market price of the Company's common stock of 85%, 68% and 66%, respectively; and a weighted-average expected life of one year beyond vesting for all these years. The weighted average fair value of options granted during fiscal 1999, 1998 and 1997 was $1.17, $1.80 and $1.10, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. Pro forma information for the years ending June 30 follows:

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net loss applicable to common shareholders-pro forma........   $7,600      $1,514      $2,303
Net loss per common share-pro forma (including preferred
  stock dividends)..........................................   $ 0.50      $ 0.15      $ 0.34

 9. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company conducts its business within one industry segment. The breakdown of revenues is as follows:

                                     YEAR ENDED JUNE 30,
                                -----------------------------
                                 1999       1998       1997
                                -------    -------    -------
                                       (IN THOUSANDS)
United States.................  $14,675    $17,595    $ 8,154
Europe........................    6,101      5,581      3,100
Pacific Rim/Latin America.....    1,185      1,269      1,432
                                -------    -------    -------
          Total revenues......  $21,961    $24,445    $12,686
                                =======    =======    =======

     Revenues and operating income recorded by the foreign subsidiaries of the Company and their corresponding identifiable assets were not material in fiscal 1999, 1998 or 1997.

10. RELATED PARTY TRANSACTIONS

     On August 8, 1996, SAP AG purchased from Informix Corporation 1,736,263 shares of common stock of the Company. This total represents all the Company shares previously held by Informix Corporation. As of June 30, 1999, SAP AG holds approximately 11% of the outstanding stock of the Company. The Company recognized $4,556,000 and $4,685,000 of total revenues from SAP AG during fiscal 1999 and 1998, respectively and had $732,000 and $153,000 included in accounts receivable at June 30, 1999 and 1998, respectively, from SAP AG.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
IntelliCorp, Inc.

     We have audited the accompanying consolidated balance sheets of IntelliCorp, Inc. as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntelliCorp, Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

                                                          /s/  ERNST & YOUNG LLP

Palo Alto, California
August 10, 1999

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company incorporates by reference the information set forth under the caption "Nomination and Election of Directors" of the Company's Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of September 7, 1999, the executive officers and directors of IntelliCorp are as follows:

                NAME                     AGE                  POSITION
                ----                     ---                  --------
Kenneth Haas.........................    48     Director and Chief Executive Officer
Steve Tsui...........................    47     President
Colin Bodell.........................    37     Executive Vice President
Mark Bickerstaffe....................    41     Vice President, North American Sales
Peter Christiansen...................    41     Vice President, Advanced Development
Kenneth Czaja........................    50     Vice President Finance, Secretary and
                                                Chief Financial Officer
David Loeb...........................    38     Vice President and Managing Director,
                                                Consulting and Training
Scott Parcel.........................    42     Vice President, Software Development
Adrian Rayner........................    47     Vice President and Managing Director,
                                                Europe
Martin Snelgrove.....................    36     Vice President, Product Development
Maryanne Stone.......................    34     Vice President and Managing Director,
                                                SAP Consulting and Training
Katharine Branscomb(1)(2)............    43     Director
Norman Wechsler(1),(2)...............    54     Director
Arthur Berry(1),(2)..................    58     Director
Robert Lauridsen(1),(2)..............    51     Director

---------------
(1) Audit Committee Member

(2) Compensation and Stock Option Committee Member

     Mr. Haas has been a Director of the Company since 1993. Mr. Haas was appointed President of IntelliCorp in October 1992 and Chief Executive Officer in August 1999. He joined the Company in 1983 as General Counsel, became Vice President and Secretary in March 1984 and was appointed Vice President, Finance and Chief Financial Officer in January 1990. Mr. Haas received his B.A. from Harvard College in 1972, his J.D. from Harvard Law School in 1976, and attended the Harvard Business School Advanced Management Program in 1989.

     Mr. Tsui joined IntelliCorp as Executive Vice President of Worldwide sales in December 1998 and was appointed President in August 1999. Prior to IntelliCorp, he held the position of SVP/General Manager of North America at Walker where he was responsible for sales, consulting and customer support for 3 years. From 1991 to 1995, Mr. Tsui was the Vice President of sales at Acer America. From 1978 to 1991, he held various sales and sales management positions at IBM. Mr. Tsui received a MBA degree from Stanford University and a B.S. degree from University of California, Berkeley.

     Mr. Bodell joined IntelliCorp as Vice President, Product Development in December 1995, and was appointed Chief Operating Officer in August, 1998 and Executive Vice President in August 1999. Previously, Mr. Bodell served as Vice President, Client Server Development at Micro Focus, Inc. Mr. Bodell received an Honors Degree in Computer Science from Coventry University in England.

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

     Mr. Christiansen was appointed Vice President, Advanced Development in August 1997. He joined IntelliCorp in September 1993 as a Senior Software Engineer and was promoted to Director of Product Development in November 1995. Prior to joining IntelliCorp, Mr. Christiansen served in various capacities within PRO UBIS, a German consulting and software company. Most recently he held the position of Project Manager.

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

     Mr. Parcel was appointed Vice President, Software Development in August 1999, and was appointed Director, LiveModel Software Development in October 1997. He joined IntelliCorp in 1989 as a Senior Systems Software Engineer. Prior to joining IntelliCorp, Mr. Parcel held positions since 1978 as a Software Project Lead, Software Developer and Systems Analyst at Motorola New Enterprises, Unisys and Varian Associates. Mr. Parcel holds a B.S. Degree in Cybernetics.

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

     Mr. Snelgrove was appointed Vice President, Product Development in August 1999. He joined IntelliCorp in July 1996 as a consultant, moved to development in January 1998 and was promoted to Managing Director, Product Development in March 1999. Prior to joining IntelliCorp, Mr. Snelgrove held a variety of senior technical and managerial positions at Micro Focus Inc. and IBM UK Ltd. Mr. Snelgrove received an Honors Degree in Mathematics from Bristol University in England.

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

     Mr. Berry has been a Director of the Company since August 1997. Since 1990, he has been Chairman of Pecks Management Partners Ltd. in New York, a specialized, institutional investment manager focusing on public and privately placed convertible securities. From 1985 to 1990, Mr. Berry was President of the Alliance Capital Management, L.P. Convertible Fund. Prior to joining Alliance, he was with the Harris Bank in Chicago, first as Senior Portfolio Manager in the bank's individual investment group, then as Vice President and Head of the Special Funds section and Manager of the Harris Convertible Fund. Mr. Berry, a Chartered Financial Analyst, is a graduate of Monmouth College and holds an MBA degree from Washington University. He is a director of Hybridon, Inc.

     Mr. Lauridsen has been a Director of the Company since April 1999. He is a Partner with R.B. Webber & Company in Palo Alto, California, a management consulting firm focused on working with high technology companies. He has been with R.B. Webber since 1995. From 1990 to 1995, Mr. Lauridsen was an executive with Apple Computer; from 1991 as Vice President of Corporate Development. Mr. Lauridsen's has also been a Partner with The Boston Consulting Group and Booz, Allen & Hamilton's Technology Practice. He was also founder and CEO of Redwood Fire and Casualty Insurance Company, a subsidiary of Berkshire Hathaway Company.

ITEM 10. EXECUTIVE COMPENSATION

     The Company incorporates by reference the information set forth under the caption "Executive Compensation" of the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company incorporates by reference the information set forth under the caption "Beneficial Stock Ownership" of the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates by reference the information set forth under the caption "Executive Compensation" of the Proxy Statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) 2. EXHIBITS

           3-A     Certificate of Incorporation(1).
           3-B     By-Laws(2).
          10-AA    Office Lease dated as of February 27, 1995 between
                   Registrant and El Camino Office Investments, as amended(3).
          10-FF    Registrant's 1991 Stock Option Plan(2).
          10-GG    Registrant's 1991 Nonemployee Directors Stock Option
                   Plan(2).
          10-JJ    Employment Agreement dated October 30, 1991 between
                   Registrant and Kenneth H. Haas(2).
          10-KK    Employment Agreement dated October 30, 1992 between
                   Registrant and Gary Fine(5).
          10-OO    Seven-Year Senior Convertible Note Purchase Agreement dated
                   April 19, 1996(6).
          10-PP    Form of Senior Convertible Note(6).
          10-QQ    Agreement to exchange convertible debt for preferred stock and warrants(4).
          10-RR    Series B Preferred Stock Purchase Agreement dated March 19,
                   1997(7).
          10-SS    Office Lease dated March 17, 1998(5).
          10-TT    UPI asset purchase dated January 23, 1998(5).
          20       Definitive form of Proxy Statement for the Annual Meeting of
                   Stockholders to be held December 7, 1999(4).
          21       Subsidiaries of Registrant(1).
          23       Consent of Ernst & Young LLP, Independent Auditors.
          25       Power of Attorney -- See page 44 hereof.
          27       Financial Data Schedule.

(b) REPORTS ON FORM 8-K

     No reports have been filed for the fiscal year ended June 30, 1999.
---------------
(1) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 and incorporated herein by reference.

(2) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by reference.

(3) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference.

(4) The Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1999.

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

                                          INTELLICORP, INC.

                                          By: /s/ KENNETH H. HAAS

                                            ------------------------------------
                                            Kenneth H. Haas
                                            Director and Chief Executive Officer

Date: September 28, 1999

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

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----

                /s/ KENNETH H. HAAS                    Director and                  September 28, 1999
---------------------------------------------------    Chief Executive Officer
                  Kenneth H. Haas

               /s/ KENNETH A. CZAJA                    Chief Financial Officer       September 28, 1999
---------------------------------------------------    and Secretary
                 Kenneth A. Czaja

            /s/ KATHARINE C. BRANSCOMB                 Director                      September 28, 1999
---------------------------------------------------
              Katharine C. Branscomb

              /s/ NORMAN J. WECHSLER                   Director                      September 28, 1999
---------------------------------------------------
                Norman J. Wechsler

                /s/ ARTHUR W. BERRY                    Director                      September 28, 1999
---------------------------------------------------
                  Arthur W. Berry

              /s/ ROBERT A. LAURIDSEN                  Director                      September 28, 1999
---------------------------------------------------
                Robert A. Lauridsen

                                 EXHIBIT INDEX

                               INTELLICORP, INC.
                                  FORM 10-KSB

                                                                       SEQUENTIALLY
INDEX                                                                    NUMBERED
 NO.                                                                       PAGE
-----                                                                  ------------
 3-A     Certificate of Incorporation(1).............................
 3-B     By-Laws(2)..................................................
10-AA    Office Lease dated as of August 31, 1993 between Registrant and El Camino Office Investments, as amended(3).............
10-FF    Registrant's 1991 Stock Option Plan(2)......................
10-GG    Registrant's 1991 Nonemployee Directors Stock Option
         Plan(2).....................................................
10-JJ    Employment Agreement dated October 30, 1991 between the
         Registrant and Kenneth H. Haas(2)...........................
10-KK    Employment Agreement dated October 30, 1992 between the
         Registrant and Gary Fine(5).................................
10-OO    Seven Year Senior Convertible Note Purchase Agreement dated
         April 19, 1996(6)...........................................
10-PP    Form of Senior Convertible Note(6)..........................
10-QQ    Agreement to exchange convertible debt for preferred stock and warrants(4).............................................
10-RR    Series B Preferred Stock Purchase Agreement dated March 19,
         1997(7).....................................................
10-SS    Office Lease dated March 17, 1998(5)........................
10-TT    UPI asset purchase dated January 23, 1998(5).
20       Definitive form of Proxy Statement for the Annual Meeting of
         Stockholders to be held December 8, 1998(4).................
21       Subsidiaries of Registrant(1)...............................
23       Consent of Ernst & Young LLP, Independent Auditors..........       38
25       Power of Attorney...........................................       44
27       Financial Data Schedule.....................................

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