Form 10QSB
period 1999-09-30
INTELLICORP INC
filed 1999-11-12
CIK 730169

                                   Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

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

                                Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                  Outstanding as of
               Class                              October 31, 1999
               -----------------------            -----------------
               Common stock,
               $.001 par value                    17,093,076 shares

                     This document is comprised of 12 pages.

                                TABLE OF CONTENTS


                                                                               Page
                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets...................................3
         Condensed Consolidated Statements of Operations.........................4
         Condensed Consolidated Statements of Cash Flows.........................5
         Notes to Condensed Consolidated Financial Statements....................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................7-9


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................10

SIGNATURE.......................................................................11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                        September 30,    June 30,
                                            1999          1999(1)
                                        -------------    --------
(In thousands)                           (unaudited)
Assets
Current assets:
Cash and cash equivalents                 $  1,428       $  2,619
Accounts receivable, net                     7,793          6,297
Other current assets                           540            472
                                          --------       --------
     Total current assets                    9,761          9,388

Property and equipment, net                    937          1,046
Purchased intangibles, net                   2,456          2,597
Other assets                                   145            159
                                          --------       --------
                                          $ 13,299       $ 13,190
                                          ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                          $  1,153       $  1,272
Accrued compensation                         1,514          1,266
Accrued royalties                              132             64
Other current liabilities                    1,296          1,271
Bank loan                                    1,058            453
Deferred revenues                            2,050          2,063
                                          --------       --------
     Total current liabilities               7,203          6,389

Convertible notes                              625          1,600

Stockholders' equity:
Preferred stock                                  1              1
Common stock                                    16             16
Additional paid - in capital                61,259         60,266
Accumulated deficit                        (55,805)       (55,082)
                                          --------       --------
     Total stockholders' equity              5,471          5,201
                                          --------       --------
                                          $ 13,299       $ 13,190
                                          ========       ========

(1) The consolidated balance sheet at June 30, 1999, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three months ended
                                               September 30,
                                          -----------------------
(In thousands, except                       1999           1998
per share amounts)                        --------       --------
                                                (unaudited)
Revenues:
     Software                             $  2,719       $  1,278
     Contract services                       3,173          3,065
     Other services                            842            795
                                          --------       --------
     Total revenues                          6,734          5,138
                                          --------       --------

Costs and expenses:
     Cost of revenues:
        Software                               263            269
        Contract services                    1,938          2,096
        Other services                         218            195
     Research and development                1,415          1,566
     Marketing, general, and
        administrative                       3,444          2,753
                                          --------       --------
     Total costs and expenses                7,278          6,879
                                          --------       --------


Loss from operations                          (544)        (1,741)

Other income (expense), net                    (38)            67
                                          --------       --------

Loss before provision
     for income taxes                         (582)        (1,674)

Provision for income taxes                       6             20
                                          --------       --------

Net loss                                  $   (588)      $ (1,694)
                                          ========       ========

Series A and Series B Preferred
     stock dividends                          (135)          (135)
                                          --------       --------

Net loss available to
     common shareholders                  $   (723)      $ (1,829)
                                          ========       ========

Basic and diluted net loss per
     common share                         $  (0.04)      $  (0.12)
                                          ========       ========

Shares used in computing basic and
     diluted net loss per common share      16,421         15,173
                                          ========       ========

See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three months ended
                                                                   September 30,
                                                               ---------------------
Increase (decrease) in cash and                                 1999           1998
cash equivalents (in thousands)                                ------        -------
                                                                    (unaudited)
Cash flows from operating activities:
     Net loss                                                  $  (588)      $(1,694)
     Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
     Depreciation and amortization                                 314           456
     Changes in assets and liabilities:
         Accounts receivable                                    (1,496)        1,083
         Other current assets                                      (68)          (51)
         Other assets                                               14           (17)
         Accounts payable                                         (119)         (513)
         Accrued compensation                                      248            51
         Other current liabilities                                  93           (92)
         Deferred revenues                                         (13)         (244)
                                                               -------       -------
     Net cash provided by (used in) operating activities        (1,615)       (1,021)
                                                               -------       -------

Cash flows from investing activities:
     Property and equipment purchases                              (64)         (184)
     Purchases of short term investments, net                       --           (20)
                                                               -------       -------
Net cash used in investing activities                              (64)         (204)
                                                               -------       -------

Cash flows from financing activities:
     Net borrowings under bank credit line                         605            --
     Payment of dividends                                         (135)         (135)
     Cash received from sale of stock                               18             7
                                                               -------       -------
Net cash provided by (used in) financing activities                488          (128)
                                                               -------       -------

Decrease in cash and cash equivalents                           (1,191)       (1,353)
Cash and cash equivalents, beginning of period                   2,619         4,714
                                                               -------       -------

Cash and cash equivalents, end of period                       $ 1,428       $ 3,361
                                                               =======       =======


See notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended June 30, 1999, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring entries) which are necessary for a fair presentation of the results of the interim periods presented. The interim results are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2000.

2. SIGNIFICANT CUSTOMERS. A related party accounted for 13% ($881,000) and 29% ($1,506,000) of the total revenues for the three month periods ended September 30, 1999 and 1998, respectively. One other related party accounted for 10% ($503,000) of total revenues for the three month period ended September 30, 1998. A commercial customer accounted for 7% ($454,000) of the total revenues for the three month period ended September 30, 1999.

3. INCOME TAXES. The Company's provision for income taxes of $6,000 for the three months ended September 30, 1999 is attributable to income taxes, primarily state and local.

4. NEW ACCOUNTING STANDARD. As of July 1, 1999, the Company adopted SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The adoption of SOP 98-1 had no material impact on the Company's financial position or results of operations.

5. COMPREHENSIVE LOSS. For the three months ended September 30, 1999 and 1998, respectively, comprehensive loss equaled net loss.

6. BANK LOAN. In March 1999, the Company secured a $3,000,000 credit facility from a bank, bearing annual interest at the bank's prime rate plus 2% (10.25 % as of September 30, 1999). The credit line is an asset-based facility, and the amount that can be borrowed under the loan is the lesser of $3,000,000 or 80% of the eligible accounts receivable balances at any point in time. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility is two years. The credit facility is secured by essentially all of the assets of the Company.

7. EQUITY INVESTMENT. In March 1999, the Company consummated an equity arrangement which requires certain investors to purchase, in a private placement, up to $3,000,000 of the Company's common stock over the next year, if and when requested by the Company. The arrangement expires in March 2000. The purchase price of the common stock is at 10% above the market price at the time the purchase is made, with a minimum price of $1.50 per share and a maximum price of $3.00 per share. As of September 30, 1999, the Company has issued 1,160,000 shares of common stock at $1.50 per share for aggregate proceeds of $1,740,000.

9. NOTE CONVERSION. In September 1999, a note holder converted $975,000 of the convertible notes to 634,311 shares of common stock in accordance with the terms of the Company's 1996 Convertible Note Agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other than statements of historical fact, the statements made in this report on Form 10-QSB are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Results of Operations" and "Liquidity and Capital Resources" below and in "Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

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

Total revenues were $6,734,000 for the three months ended September 30, 1999, compared to $5,138,000 for the same period in the prior year.

The geographic breakdown of revenue is as follows:

                                  Three months ended             %
(In thousands)                       September 30,             Change
                                ---------------------          ------
                                  1999          1998
                                -------       -------
North America                   $ 4,704       $ 3,598           31%
Europe                            1,701         1,367           24%
Pacific Rim/Latin America           329           173           90%
                                -------       -------          ---
Total revenue                   $ 6,734       $ 5,138           31%

The geographic revenue as a percentage of revenue is as follows:

                                             Three months ended
                                                 September 30,
                                            --------------------
                                             1999           1998
                                            -----          -----
North America                                 70%            70%
Europe                                        25%            27%
Pacific/Latin America                          5%             3%
                                            -----          -----
     Total                                   100%           100%

Software revenues for the three month period ended September 30, 1999 increased 113% compared to the same period in the prior year. This increase is primarily attributable to the increase revenue from some of our key product offerings, particularly LiveCompass(TM), as well as continued sales execution, particularly in the United States.

Contract services revenues, which includes training revenues, for the three month period ended September 30, 1999, increased 4% compared to the same prior year period. The increase is due to growth in Customer Relationship Management
(CRM) consulting services.

Other services revenue increased 6% during the three months ended September 30, 1999, compared to the same period a year ago. The increase is primarily due to product support revenues related to LiveInterface and LiveModel.

Gross margin, as a percentage of total revenues for the three months ended September, 1999, was 64% compared to 50% in the same period in the prior year. Software margins were 90% for the three months ended September 30, 1999, compared to 79% for the same prior year period. The increase in software margins is due to increased sales volume on a relatively fixed cost base and, lower royalty and amortization expense related to acquired technology. Contract services margins were 39% for the three months ended September 30, 1999, compared to 32% in the same period in the prior year. The increase in contract services margins compared to the prior year quarter is due to improved labor utilization on billable customer projects. The margin on other services was 74% for the three months period ended September 30, 1999, compared to 75% for the same prior year period.

Research and development (R&D) expenses decreased $151,000 (10%) during the three months ended September 30, 1999 from the same prior year period. The decrease is due primarily to minor headcount attrition and improved cost controls. R&D expenses as a percentage of total revenues for the three months ended September 30, 1999 were 21% compared to 30% in the same prior year period.

Marketing, general and administrative expenses increased $691,000 (25%) during the three months ended September 30, 1999, compared to the same prior year period. The increase is due to several factors, including increased sales head count, contractor and consultant fees, recruiting costs, trade show expenses, and sales training expense. In total, marketing, general and administrative expenses were 51% of revenues for the three months ended September 30, 1999 compared to 54% of revenues for the same period last year.

Other income and expense, net, which includes interest income and expense, for the three months ended September 30, 1999 decreased $105,000 compared with the same period in the prior year. The decrease is primarily due to increased interest expense on the bank loan this period and non-recurring foreign currency translation gain in the prior period.

The provision for income taxes of $6,000 for the three months ended September 30, 1999 is due to income taxes (primarily state and local). This compares to $20,000 related to income and foreign withholding taxes in the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, cash, cash equivalents and short-term investments were $1,428,000 compared to $2,619,000 at June 30, 1999.

Cash used in operations was $1,615,000 during the three months ended September 30, 1999 , compared to $1,021,000 in the same period of the prior year. The increase in cash used in operations is primarily due to the increase in accounts receivable of $1,496,000 during the period. Cash used by investing activities was $64,000 in the the three months ended September 30, 1999 compared to $184,000 in the same period the prior year.

Cash provided by financing activities was $488,000 for the three months ended September 30, 1999 compared to $128,000 used in financing activities in the same prior year period. The increase in cash provided by financing activities was due to a draw down of $605,000 from the Company's revolving bank credit line.

In March 1999, the Company consummated an equity arrangement which requires certain investors to purchase, in a private placement, up to $3,000,000 of the Company's common stock over the next year, if and when requested by the Company. The purchase price is set at 10% above the market price at the time the purchase is made, with a minimum price of $1.50 per share and a maximum price of $3.00 per share. As of September 30, 1999, the Company has issued 1,160,000 shares of common stock at $1.50 per share for aggregate proceeds of $1,740,000.

In addition to the equity investment agreement, the Company secured a $3,000,000 credit facility from a bank, bearing annual interest at the bank's prime rate plus 2% (10.25 % as of September 30, 1999). The credit line is an asset-based facility, and the amount that can be borrowed under the loan is the lesser of $3,000,000 or 80% of the eligible accounts receivable balances at any point in time. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility is two years. The credit facility is secured by essentially all of the assets of the Company.

The Company believes its cash and cash equivalents at September 30, 1999, along with expected cash generated from operations and available funds from the equity arrangement and bank credit line, will be adequate to fund its operations during fiscal 2000. There can be no assurance, however, that the

Company will be able to raise additional capital on favorable terms, if at all. If revenues for the remainder of fiscal 2000 do not meet management's expectations, and additional financing is not available, management has the ability to, and may, reduce certain planned expenditures to lower the Company's operating costs, if required.

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

Based on the Company's assessment to date, all active products and services of the Company are year 2000 compliant. The Company has been encouraging customers on older versions of software no longer supported by the Company to migrate to current product version. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the year 2000 requirements. To the extent that IntelliCorp is not able to test technology provided by third party hardware or software vendors, IntelliCorp has obtained assurances from such vendors that their systems are year 2000 compliant. In the event any such third parties cannot provide the Company with products that are compliant in a timely manner, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected. Although the Company believes that the cost of year 2000 modifications, if needed, for both internal use software and systems or the Company's products are not material, there can be no assurance that various factors relating to the year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results or financial position.

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

At the time of acquisition, revenues for developed and core technology were estimated for the remainder of fiscal 1998 through fiscal 2004. As of the end of the first quarter of fiscal 2000, the Company believes that total revenues over the life of the product will not differ to such an extent as to require a devaluation of the current carrying value of the intangible assets. It should be noted that while revenues allocated to the developed and in-process technologies are expected to individually phase down over time (consistent with normal software product life cycles), the composite revenue attributed to all applications integration products and technologies (including future follow-on technologies) is planned to continue growing in the foreseeable future.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          27    Financial Data Schedule.

     b)   Reports on Form 8-K

          No reports have been filed for the quarter ended September 30, 1999.

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