Form 10QSB
period 1999-12-31
INTELLICORP INC
filed 2000-02-11
CIK 730169

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       (Mark One)

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES ACT OF 1934

              For the transition period from ___________ to ___________

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

                                    YES [X]  NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                                                   Outstanding as of
               Class                               January 31, 2000
               ---------------                     ----------------
               Common stock,
               $.001 par value                     17,401,197 shares

                     This document is comprised of 12 pages.

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                              Page

    Item 1.    Financial Statements
               Condensed Consolidated Balance Sheets........................  3
               Condensed Consolidated Statements of Operations..............  4
               Condensed Consolidated Statements of Cash Flows..............  5
               Notes to Condensed Consolidated Financial Statements.........  6

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations................7-9


PART II.  OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security Holders.......... 10

    Item 6.    Exhibits and Reports on Form 8-K............................. 10

SIGNATURE................................................................... 11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS




                                           December 31,      June 30,
(In thousands)                                1999           1999 (1)
                                            --------         --------
                                           (unaudited)
Assets
Current assets:
Cash and cash equivalents                   $  2,760         $  2,619
Accounts receivable, net                       6,131            6,297
Other current assets                             362              472
                                            --------         --------
    Total current assets                       9,253            9,388

Property and equipment, net                    1,000            1,046
Purchased intangibles, net                     2,316            2,597
Other assets                                     144              159
                                            --------         --------


                                            $ 12,713         $ 13,190
                                            ========         ========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                            $  1,325         $  1,272
Accrued compensation                           1,458            1,266
Accrued royalties                                126               64
Other current liabilities                      1,316            1,271
Bank loan                                        700              453
Deferred revenues                              2,711            2,063
                                            --------         --------
    Total current liabilities                  7,636            6,389

Convertible notes                                350             1600

Stockholders' equity:
Preferred stock                                    1                1
Common stock                                      16               16
Additional paid - in capital                  61,640           60,266
Accumulated deficit                          (56,930)         (55,082)
                                            --------         --------
    Total stockholders' equity                 4,727            5,201
                                            --------         --------

                                            $ 12,713         $ 13,190
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

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended                 Six months ended
  (In thousands, except                              December  31,                    December  31,
  per share amounts)                             1999             1998             1999             1998
                                               --------         --------         --------         --------
                                                      (unaudited)                       (unaudited)
Revenues:
    Software                                   $  2,499         $  1,581         $  5,218         $  2,859
    Contract services                             3,067            3,231            6,240            6,296
    Other services                                  868              838            1,710            1,633
                                               --------         --------         --------         --------
    Total revenues                                6,434            5,650           13,168           10,788
                                               --------         --------         --------         --------
Costs and expenses:
    Cost of revenues:
       Software                                     211              344              474              613
       Contract services                          2,176            2,335            4,114            4,431
       Other services                               169              173              387              368
    Research and development                      1,128            1,657            2,543            3,223
    Marketing, general, and
       administrative                             3,673            3,198            7,117            5,951
                                               --------         --------         --------         --------
    Total costs and expenses                      7,357            7,707           14,635           14,586
                                               --------         --------         --------         --------
Loss from operations                               (923)          (2,057)          (1,467)          (3,798)
Other income (expense), net                         (49)             (18)             (87)              49
                                               --------         --------         --------         --------
Loss before provision
    for income taxes                               (972)          (2,075)          (1,554)          (3,749)
Provision for income taxes                           18                -               24               20
                                               --------         --------         --------         --------
Net loss                                       $   (990)        $ (2,075)        $ (1,578)        $ (3,769)
                                               ========         ========         ========         ========
Series A and Series B Preferred
    stock dividends                                (135)            (135)            (270)            (270)
                                               --------         --------         --------         --------
Net loss available to
    common shareholders                        $ (1,125)        $ (2,210)        $ (1,848)        $ (4,039)
                                               ========         ========         ========         ========
Basic and diluted net loss per
    common shares                              $  (0.07)        $  (0.15)        $  (0.11)        $  (0.27)
                                               ========         ========         ========         ========
Shares used in computing basic and
      diluted net loss per common share          17,092           15,215           16,757           15,194
                                               ========         ========         ========         ========


           See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Six months ended
Increase (decrease) in cash and                                      December 31,
    cash equivalents (in thousands)                              1999            1998
                                                                -------         -------
                                                                      (unaudited)
Cash flows from operating activities:
    Net loss                                                    $(1,578)        $(3,769)
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
    Depreciation and amortization                                   621             825
    Compensation related to certain stock option grants              99              --
    Changes in assets and liabilities:
        Accounts receivable                                         166             845
        Other current assets                                        110            (106)
        Other assets                                                 15              74
        Accounts payable                                             53            (113)
        Accrued compensation                                        192            (116)
        Other current liabilities                                   107             160
        Deferred revenues                                           648            (509)
                                                                -------         -------
    Net cash provided by (used in) operating activities             433          (2,709)
                                                                -------         -------
Cash flows from investing activities:
    Property and equipment purchases                               (294)           (447)
    Maturities of short-term investments                              -           1,472
                                                                -------         -------
Net cash provided by (used in) investing activities                (294)          1,025
                                                                -------         -------
Cash flows from financing activities:
    Bank credit line                                                247               -
    Payment of dividends                                           (270)           (270)
    Cash received from sale of common stock                          25              35
                                                                -------         -------
Net cash provided by (used in) financing activities                   2            (235)
                                                                -------         -------
Increase (decrease) in cash and cash equivalents                    141          (1,919)
Cash and cash equivalents, beginning of period                    2,619           4,714
                                                                -------         -------
Cash and cash equivalents, end of period                        $ 2,760         $ 2,795
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

2. SIGNIFICANT CUSTOMERS AND EXPORT SALES. A related party accounted for 16% ($1,050,000) and 15% (1,931,000), respectively, of the total revenues for the three and six month periods ended December 31, 1999 and 24% ($1,373,000) and 27% ($2,878,000), respectively, of the revenues for the three and six month periods ended December 31, 1998. One other related party accounted for 11% ($604,000) and 10% ($1,107,000), respectively, of the total revenues for the three and six month periods ended December 31, 1998.

3. INCOME TAXES. The Company's provision for income taxes of $18,000 and $24,000 for the three and six months ended December 31, 1999, respectively, is attributable to local taxes and foreign withholding taxes. The provision for income taxes of $20,000 for the six months ended December 31, 1998 is attributable to local taxes and foreign withholding taxes.

4. NEW ACCOUNTING STANDARD. As of July 1, 1999, the Company adopted SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. As of December 31, 1999, the Company had capitalized $148,000 related to an internal-use software implementation project. Once the project is completed the total cost will be amortized over five years, the estimated useful life of the internal-use software.

5. COMPREHENSIVE LOSS. For the three and six months ended December 31, 1999 and 1998, respectively, comprehensive loss equaled net loss.

6. BANK LOAN. In March 1999, the Company secured a $3,000,000 credit facility from a bank, bearing annual interest at the bank's prime rate plus 2% (10.50 % as of December 31, 1999). The credit line is an asset-based facility, and the amount that can be borrowed under the loan is the lesser of $3,000,000 or 80% of the eligible accounts receivable balances at any point in time. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility is two years. The credit facility is secured by essentially all of the assets of the Company.

7. EQUITY INVESTMENT. In March 1999, the Company consummated an equity arrangement which requires certain investors to purchase, in a private placement, up to $3,000,000 of the Company's common stock over the next year, if and when requested by the Company. The arrangement expires in March 2000. The purchase price of the common stock is at 10% above the market price at the time the purchase is made, with a minimum price of $1.50 per share and a maximum price of $3.00 per share. As of December 31, 1999, the Company has issued 1,160,000 shares of common stock at $1.50 per share for aggregate proceeds of $1,740,000.

8. NET LOSS PER SHARE. Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as their effect is antidilutive.

9. NOTE CONVERSION. For the three and six months ended December 31, 1999, note holders converted $975,000 and $1,250,000 of the convertible notes into 634,311 and 813,220 shares of common stock, respectively, in accordance with the terms of the Company's 1996 Convertible Note Agreement.

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

RESULTS OF OPERATIONS

The Company's total revenue is derived from three sources: contract services, software licenses, and other services. Other services are primarily comprised of product support revenue. Total revenues were $6,434,000 and $13,168,000, respectively, for the three and six months ended December 31, 1999, compared to $5,650,000 and $10,788,000, respectively, for the same periods in the prior year. This represents a 14% and 22% increase, respectively, for the three and six month periods ended December 31, 1999 compared to the same prior year periods.

The geographic breakdown of revenue is as follows:

                                Three months ended          %             Six months ended           %
(In thousands)                     December 31,           Change            December 31,           Change
                                1999         1998                         1999        1998
                               -------      -------                     -------      -------
North America                  $ 3,302      $ 3,778          (13)%      $ 8,006      $ 7,376            9%
Europe                           2,971        1,728           72%         4,672        3,095           51%
Pacific Rim/Latin America          161          144           12%           490          317           55%
                               -------      -------      -------        -------      -------      -------
    Total revenue              $ 6,434      $ 5,650           14%       $13,168      $10,788           22%


The geographic revenue as a percentage of revenue is as follows:

                                    Three months ended          Six months ended
                                       December 31,               December 31,
                                    1999         1998          1999          1998
                                   -----        -----         -----          ----
North America                        51%          67%           61%           68%
Europe                               46%          30%           35%           29%
Pacific/Latin America                 3%           3%            4%            3%
                                   -----        -----         -----          ----
    Total                           100%         100%          100%          100%


Software revenues for the three and six month periods ended December 31, 1999 respectively, increased 58% and 83% compared to the same periods in the prior year. Both the three and six month increases are primarily attributable to progress made in strengthening the Company's sales and marketing organization, higher sales in Europe (partially offset by lower sales in North America for the three months ended December 31, 1999), improving sales of LiveInterface and the new LiveCapture product.

Contract services revenues, which includes training revenues, for the three and six month periods ended December 31, 1999, respectively, decreased 5% and 1% compared to the same periods a year ago. The decreases are due to reduced contract services to a related party customer.

Other services revenue increased 4% and 5% during the three and six months ended December 31, 1999, compared to the same periods a year ago, respectively. The increase is primarily due to product support revenues related to LiveInterface and LiveModel.

Gross margin, as a percentage of total revenues for the three and six months ended December 31, 1999 was 60% and 62% compared to 50% in the same periods in the prior year. Software margins were 92% and 91% for the three and six months ended December 31, 1999, compared to 78% and 79% for same prior year periods. The increase in software margins is due to lower third party royalty costs and lower amortization expense incurred in fiscal 2000 related to acquired technology. Contract services margins were 29% and 34% for the three and six months ended December 31, 1999, compared to 28% and 30% in the same periods in the prior year. The increase in contract services margins compared to the prior year quarters is due to improved labor utilization and higher average pricing of services. Other services margins were 81% and 77% for the three and six month periods ended December 31, 1999 compared to 79% and 77% for the same prior year periods. The increases in the fiscal 2000 quarters over the prior year quarters is primarily due to increased support revenues on a relatively fixed cost base.

Research and development (R&D) expenses decreased $529,000 (32%) and $680,000 (21%) during the three and six months ended December 31, 1999 from the same prior year periods. The decreases are due primarily to re-deployment of resources to revenue generating services and normal attrition. R&D expenses, as a percentage of total revenues for the three and six months ended December 31, 1999 were 18% and 19% compared to 29% and 30% in the same prior year periods.

Marketing, general and administrative expenses increased $475,000 (15%) and $1,166,000 (20%), respectively, during the three and six months ended December 31, 1999, compared to the same prior year periods. The increases are due to several factors, including, labor costs, contractor and consultant fees, recruiting costs, trade show expenses, expenses related to the opening of a French office, provision for bad debt, sales training expense, and expenses related to the LiveInterface operations in Philadelphia. In total, marketing, general and administrative expenses were 57% and 54% of revenues for the three and six months ended December 31, 1999, compared to 57% and 55% of revenues for the same periods last year.

Other income and expense, net, which includes interest income and expense, for the three and six months ended December 31, 1999 increased $31,000 and $136,000 compared with the same periods in the prior year primarily due to increased interest expense from bank borrowings.

The provision for income taxes of $18,000 and $24,000 for the three and six months ended December 31, 1999 is due primarily to foreign withholding taxes and state and local taxes. This compares to $20,000 related to local and foreign withholding taxes for the three and six months ended in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, cash, cash equivalents and short-term investments were $2,760,000 compared to $2,619,000 at June 30, 1999.

Cash provided by operations was $433,000 during the six months ended December 31, 1999, compared to $2,709,000 used by operations in the same period of the prior year. The increase in cash provided in operations is primarily due to the decrease in net losses, increase in deferred revenue and decrease in accounts receivable from the same period in prior year. Cash used by investing activities was $294,000 in the six months ended December 31, 1999 compared to $1,025,000 provided by investing activities in the same period in the prior year. The increase in cash used by investing activities is due to the liquidation of short-term investments.

Cash provided by financing activities was $2,000 for the six months ended December 31, 1999 compared to $235,000 used in financing activities in the same prior year period. The increase in cash provided by financing activities was due to the Company's bank credit line.

In March 1999, the Company consummated an equity arrangement which requires certain investors to purchase, in a private placement, up to $3,000,000 of the Company's common stock over the next year, if and when requested by the Company. The purchase price is set at 10% above the market price at the time the purchase is made, with a minimum price of $1.50 per share and a maximum price of $3.00 per share. As of December 31, 1999, the Company has issued 1,160,000 shares of common stock at $1.50 per share for aggregate proceeds of $1,740,000.

In addition to the equity investment agreement, the Company secured a $3,000,000 credit facility from a bank, bearing annual interest at the bank's prime rate plus 2% (10.50 % as of December 31, 1999). The credit line is an asset-based facility, and the amount that can be borrowed under the loan is the lesser of $3,000,000 or 80% of the eligible accounts receivable balances at any point in time. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility is two years. The credit facility is secured by essentially all of the assets of the Company.

The Company believes its cash and cash equivalents at December 31, 1999, along with expected cash generated from operations and available funds from the equity arrangement and bank credit line, will be adequate to fund its operations during fiscal 2000. There can be no assurance, however, that the Company will be able to raise additional capital on favorable terms, if at all. If revenues for the remainder of fiscal 2000 do not meet management's expectations, and additional financing is not available, management has the ability to, and may, reduce certain planned expenditures to lower the Company's operating costs, if required.


YEAR 2000 ISSUE

The Company has conducted a comprehensive review of its information technology and non-information technology systems to identify the systems that could be affected by the year 2000 Issue. The year 2000 issue is the result of computer programs being written using two digits rather than four to define applicable year. Any of the Company's programs that have time-sensitive software or micro controllers may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. To date, the Company has not experienced any year 2000 problems either in-house or with any of our vendors and suppliers. However, that can be no assurance that the Company, vendors or suppliers will not encounter any year 2000 problems in the coming months.


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

PART II.       OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) On December 7, 1999, the Registrant held its Annual Meeting of stockholders.

b) As listed below, all of management's nominees for directors were elected at the meeting:

        --------------------------------------------------------------------------------------
             Name of Nominee       No. of Votes For     No. of Votes         No. of Votes
                                                          Withheld              Abstain
        --------------------------------------------------------------------------------------
        Arthur W. Berry               14,913,929           358,666                 0
        Katharine C. Branscomb        14,423,212           849,383                 0
        Kenneth H. Haas               14,879,029           393,566                 0
        Robert A. Lauridsen           14,912,729           359,866                 0
        Norman J. Wechsler            14,952,154           320,441                 0
        --------------------------------------------------------------------------------------

c) The proposal to amend the Company's 1991 Non-employee Directors Stock Option Plan to increase the numbers of options automatically granted to non-employee directors under the Plan and to provide that such options will be fully vested and exercisable on grant was approved with 13,970,042 shares voting in favor, 1,235,449 voting against and 67,104 shares abstaining.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits

            27 - Financial Data Schedule.

b)      Reports on Form 8-K

            No reports have been filed for the quarter ended December 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTELLICORP, INC.


                                     /s/ Kenneth A. Czaja
                                     -------------------------
                                     Kenneth A. Czaja
                                     Chief Financial Officer

                                INDEX TO EXHIBITS

        Exhibit                                                  Sequentially
        No.                       Description                    Numbered Page
        -------                   -----------------------        -------------
        27                        Financial Data Schedule