Form 10QSB
period 2000-03-31
INTELLICORP INC
filed 2000-05-15
CIK 730169

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000
                                                 --------------

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-13022
                                                -------

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

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                   Outstanding as of
               Class                               April 30, 2000
               ---------------------               --------------
               Common stock,
               $.001 par value                    18,437,722 shares

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

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................8-10


PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K....................................11

SIGNATURE..........................................................................12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                   March 31,          June 30,
(In thousands)                                       2000               1999
                                                 -------------      -------------
                                                  (unaudited)            (1)
Assets
Current assets:
Cash and cash equivalents                        $       2,657      $       2,619
Accounts receivable, net                                 4,529              6,297
Other current assets                                       450                472
                                                 -------------      -------------
    Total current assets                                 7,636              9,388

Property and equipment, net                                956              1,046
Purchased intangibles, net                               2,175              2,597
Other assets                                               244                159
                                                 -------------      -------------


                                                 $      11,011      $      13,190
                                                 =============      =============

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                 $       1,638      $       1,272
Accrued compensation                                     1,616              1,266
Accrued royalties                                          211                 64
Other current liabilities                                  914              1,271
Bank loan                                                  352                453
Deferred revenues                                        1,921              2,063
                                                 -------------      -------------
    Total current liabilities                            6,652              6,389


Convertible notes                                            -               1600

Stockholders' equity:
Preferred stock                                              1                  1
Common stock                                                16                 16
Additional paid - in capital                            64,199             60,266
Accumulated deficit                                    (59,857)           (55,082)
                                                 -------------      -------------
    Total stockholders' equity                           4,359              5,201
                                                 -------------      -------------

                                                 $      11,011      $      13,190
                                                 =============      =============

(1) The consolidated balance sheet at June 30, 1999, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Three months ended             Nine months ended
                                                          March  31,                    March  31,
  (In thousands, except                             -----------------------       -----------------------
  per share amounts)                                  2000           1999           2000           1999
                                                    --------       --------       --------       --------
                                                          (unaudited)                   (unaudited)
Revenues:
    Software                                        $  1,198       $  1,614       $  6,416       $  4,473
    Contract services                                  2,432          2,477          8,672          8,773
    Other services                                       864            935          2,574          2,568
                                                    --------       --------       --------       --------
    Total revenues                                     4,494          5,026         17,662         15,814
                                                    --------       --------       --------       --------

Costs and expenses:
    Cost of revenues:
       Software                                          295            338            769            951
       Contract services                               2,063          1,997          6,177          6,428
       Other services                                    179            189            566            557
    Research and development                           1,116          1,290          3,659          4,513
    Marketing, general, and
       administrative                                  3,528          2,803         10,645          8,754
                                                    --------       --------       --------       --------
    Total costs and expenses                           7,181          6,617         21,816         21,203
                                                    --------       --------       --------       --------


Loss from operations                                  (2,687)        (1,591)        (4,154)        (5,389)

Other income (expense), net                              (94)           (30)          (181)            19
                                                    --------       --------       --------       --------

Loss before provision
    for income taxes                                  (2,781)        (1,621)        (4,335)        (5,370)

Provision for income taxes                                14              8             38             28
                                                    --------       --------       --------       --------

Net loss                                            $ (2,795)      $ (1,629)      $ (4,373)      $ (5,398)
                                                    ========       ========       ========       ========


Series A and Series B Preferred
    stock dividends                                     (132)          (135)          (402)          (405)
                                                    --------       --------       --------       --------

Net loss available to
    common shareholders                             $ (2,927)      $ (1,764)      $ (4,775)      $ (5,803)
                                                    ========       ========       ========       ========

Basic and diluted net loss per
    common shares                                   $  (0.17)      $  (0.12)      $  (0.28)      $  (0.38)
                                                    ========       ========       ========       ========


Shares used in computing basic and
      diluted net loss per common share               17,668         15,220         17,058         15,202
                                                    ========       ========       ========       ========


See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Nine months ended
                                                                               March 31,
Increase (decrease) in cash and                                          ---------------------
    cash equivalents (in thousands)                                        2000         1999
                                                                         -------       -------
                                                                              (unaudited)
Cash flows from operating activities:
    Net loss                                                             $(4,373)      $(5,398)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
    Depreciation and amortization                                            915         1,293
    Stock-based compensation related to certain stock option grants
        and services rendered by a non-employee                              174             -
    Changes in assets and liabilities:
        Accounts receivable                                                1,768         2,305
        Other current assets                                                  22          (258)
        Other assets                                                         (85)           32
        Accounts payable                                                     366          (105)
        Accrued compensation                                                 350           (84)
        Other current liabilities                                           (210)         (155)
        Deferred revenues                                                   (142)         (717)
                                                                         -------       -------
    Net cash used in operating activities                                 (1,215)       (3,087)
                                                                         -------       -------

Cash flows from investing activities:
    Property and equipment purchases                                        (403)         (483)
    Purchase of assets                                                         -           (51)
    Maturities of short-term investments                                       -         1,472
                                                                         -------       -------
Net cash provided by (used in) investing activities                         (403)          938
                                                                         -------       -------

Cash flows from financing activities:
    Repayments under credit line                                            (101)            -
    Cash payment of dividends                                               (402)         (405)
    Cash received from the sales of common stock                           2,159           286
                                                                         -------       -------
Net cash provided by (used in) financing activities                        1,656          (119)
                                                                         -------       -------

Increase (decrease) in cash and cash equivalents                              38        (2,268)
Cash and cash equivalents, beginning of period                             2,619         4,714
                                                                         -------       -------

Cash and cash equivalents, end of period                                 $ 2,657       $ 2,446
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

2. SIGNIFICANT CUSTOMERS AND EXPORT SALES. A related party accounted for 27% ($1,201,000) and 18% ($3,132,000), respectively, of the total revenues for the three and nine month periods ended March 31, 2000 and 21% ($1,079,000) and 25% ($3,957,000), respectively, of the revenues for the three and nine month periods ended March 31, 1999. One other related party accounted for 14% ($706,000) and 11% ($1,813,000), respectively, of the total revenues for the three and nine month periods ended March 31, 1999. A commercial customer accounted for 7% ($311,000) and 2% ($311,000), respectively, of the total revenues for the three and nine month periods ended March 31, 2000 and 11% ($530,000) and 3% ($530,000), respectively, of the total revenues for the three and nine month periods ended March 31, 1999.

3. INCOME TAXES. The Company's provision for income taxes of $14,000 and $38,000 for the three and nine months ended March 31, 2000, respectively, is attributable to local taxes and foreign withholding taxes. The provision for income taxes of $8,000 and $28,000 for the three and nine months ended March 31, 1999 is attributable to income taxes, primarily state and local.

4. NEW ACCOUNTING STANDARD. As of July 1, 1999, the Company adopted SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. As of March 31, 2000, the Company had capitalized $205,000 related to an internal-use software implementation project. Once the project is completed the total cost will be amortized over five years, the estimated useful life of the internal-use software.

5. COMPREHENSIVE LOSS. For the three and nine months ended March 31, 2000 and 1999, respectively, comprehensive loss equaled net loss.

6. BANK LOAN. In March 1999, the Company secured a $3,000,000 credit facility from a bank, bearing annual interest at the bank's prime rate plus 2% (11.00 % as of March 31, 2000). The credit line is an asset-based facility, and the amount that can be borrowed under the loan is the lesser of $3,000,000 or 80% of the eligible accounts receivable balances at any point in time. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility is two years. The credit facility is secured by essentially all of the assets of the Company.

7. EQUITY INVESTMENT. In March 1999, the Company consummated an equity arrangement which requires certain investors to purchase, in a private placement, up to $3,000,000 of the Company's common stock over the next year, if and when requested by the Company. The arrangement expired in March 2000. The purchase price of the common stock is at 10% above the market price at the time the purchase is made, with a minimum price of $1.50 per share and a maximum price of $3.00 per share. As of March 31, 2000, the Company has issued 1,160,000 and 385,000 shares of common stock at $1.50 and $3.00 per share, respectively, for aggregate proceeds of $2,895,000 under the line.

In May 2000, the Company extended a similar equity arrangement with one of its existing investors, whereby the Company has the right to require the investor to purchase, in a private placement, up to $2,500,000 of the Company's common stock. The purchase price is set at 10% above the market price at the time the purchase is made, with a minimum price of $1.00 per share and a maximum price of $2.00 per share. The investor will receive five year warrants equal to 25% of the number of shares purchased. This equity arrangement will terminate the earlier of December 31, 2000 or upon the receipt by the Company of at least $5,000,000 in other third party equity financing.

8. NET LOSS PER SHARE. Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included, as their effect is antidilutive.

9. NOTE CONVERSION. For the three and nine months ended March 31, 2000, note holders converted $350,000 and $1,600,000 of the convertible notes into 227,705 and 1,040,925 shares of common stock, respectively, in accordance with the terms of the Company's 1996 Convertible Note Agreement.

10. RECENT PRONOUNCEMENTS. On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25. The most significant are clarification of the definition of employee for purposes of applying Opinion 25 and the accounting for options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation, repriced options effectively changed the terms of the plan, which would make it a variable plan subject to compensation expense. The impact of the interpretation on our financial position and results of operations is not expected to be material.

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


RESULTS OF OPERATIONS

The Company's total revenue is derived from three sources: contract services, software licenses, and other services. Other services are primarily comprised of product support revenue. Total revenues were $4,494,000 and $17,662,000, respectively, for the three and nine months ended March 31, 2000, compared to $5,026,000 and $15,814,000, respectively, for the same periods in the prior year. This represents a 11% decrease and 12% increase, respectively, for the three and nine month periods ended March 31, 2000, compared to the same prior year periods.

The geographic breakdown of revenue is as follows:


                                Three months ended          %            Nine months ended          %
(In thousands)                       March 31,           Change               March 31,           Change
                                    ---------            -------              ---------           ------
                                 2000        1999                        2000         1999
                               -------      -------                     -------      -------
North America                  $ 2,779      $ 3,405        (18)%        $10,785      $10,781         0%
Europe                           1,644        1,543          7 %          6,316        4,638        36%
Pacific Rim/Latin America           71           78         (9)%            561          395        42%
                               -------      -------      -------        -------      -------      -------
    Total revenue              $ 4,494      $ 5,026        (11)%        $17,662      $15,814        12%

The geographic revenue as a percentage of revenue is as follows:



                          Three months ended    Nine months ended
                               March 31,            March 31,
                               --------             --------
                           2000       1999       2000       1999
                           ----       ----       ----       ----
North America                62%        67%        61%        68%
Europe                       36%        31%        36%        29%
Pacific/Latin America         2%         2%         3%         3%
                           ----       ----       ----       ----
    Total                   100%       100%       100%       100%

Software revenues for the three and nine month periods ended March 31, 2000, respectively, decreased 26% and increased 43% compared to the same periods in the prior year. The decrease from the three month period in the prior year is attributed to the general slowing of the ERP market, as well as by the transition in the Company's sales management. The increase from the nine month period in the prior year is attributed to strong sales performance in the first two quarters of fiscal year 2000.

Contract services revenues, which include training revenues, for the three and nine months period ended March 31, 2000, respectively, decreased 2% and 1% compared to the same periods a year ago. Consulting revenue for the third quarter was unfavorably impacted by certain large project bookings occurring late in the quarter, where the project work could not begin until either late in the quarter or after March 31, 2000. Nonetheless, within the total contract revenue, consulting revenues related to Customer Relationship Management solutions increased by 73% for the nine months ended March 31, 2000, compared to the prior fiscal year.

Other services revenue decreased 8% and remained the same during the three and nine months ended March 31, 2000, compared to the same periods a year ago, respectively. The decrease is primarily due to product support revenues related to IntelliCorp's LiveInterface and LiveModel products.

Gross margin, as a percentage of total revenues for the three and nine months ended March 31, 2000, was 44% and 57% compared to 50% in the same periods in the prior year. Software margins were 75% and 88% for the three and nine months ended March 31, 2000, compared to 79% and 60% for same prior year periods. The decrease in software margins for the three month period is due to higher third party royalty costs. The increase in software margin for the nine months is attributed to lower amortization expense incurred in fiscal 2000 related to acquired technology.

Contract services margins were 15% and 29% for the three and nine months ended March 31, 2000, compared to 19% and 27% in the same periods in the prior year. The decrease in contract services margins for the three months compared to the prior year is due to late booking of contracts. The increase in margins for the nine months is due to improved labor utilization and higher average pricing of services. Other services margins were 79% and 78% for the three and nine month periods ended March 31, 2000 compared to 80% and 78% for the same prior year periods.

Research and development (R&D) expenses decreased $174,000 (13%) and $854,000 (19%) during the three and nine months ended March 31, 2000 from the same prior year periods. The decreases are due primarily to deployment of resources to revenue generating services and normal attrition. R&D expenses, as a percentage of total revenues for the three and nine months ended March 31, 2000, were 25% and 21%, compared to 26% and 29% in the same prior year periods.

Marketing, general and administrative expenses increased $725,000 (26%) and $1,891,000 (22%), respectively, during the three and nine months ended March 31, 2000, compared to the same prior year periods. The increases are due to several factors, including labor costs, contractor and consultant fees, recruiting costs, trade show expenses, expenses related to the opening of a French office, provision for bad debt, sales training expense, and expenses related to the LiveInterface operations in Philadelphia. In total, marketing, general and administrative expenses were 79% and 60% of revenues for the three and nine months ended March 31, 2000, compared to 56% and 55% of revenues for the same periods last year.

Other income and expense, net, which includes interest income and expense, for the three and nine months ended March 31, 2000 increased $64,000 and $200,000 compared with the same periods in the prior year primarily due to increased interest expense from bank borrowings and foreign currency conversion losses.

The provision for income taxes of $14,000 and $38,000 for the three and nine months ended March 31, 2000 is due primarily to foreign withholding taxes and state and local taxes. This compares to $8,000 and $28,000 related to income taxes (primarily state and local) for the three and nine months ended in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, cash, cash equivalents and short-term investments were $2,657,000 compared to $2,619,000 at June 30, 1999.

Cash used by operations was $1,215,000 during the nine months ended March 31, 2000, compared to $3,087,000 used by operations in the same period of the prior year. The decrease in cash used in operations is primarily due to the decrease in net losses, decrease on accounts receivable, increase in accounts payable and increase in accrued compensation from the same period in prior year. Cash used by investing activities was $403,000 in the nine months ended March 31, 2000, compared to $938,000 provided by investing activities in the same period in the prior year. The increase in cash used by investing activities is due primarily to the liquidation of short-term investments in FY99.

Cash provided by financing activities was $1,656,000 for the nine months ended March 31, 2000, compared to $119,000 used in financing activities in the same prior year period. The increase in cash provided by financing activities was primarily due to the Company's bank credit line and the exercise of stock options by employees of the Company.

In March 1999, the Company consummated an equity arrangement, which requires certain investors to purchase, in a private placement, up to $3,000,000 of the Company's common stock over the next year, if and when requested by the Company. The purchase price is set at 10% above the market price at the time the purchase is made, with a minimum price of $1.50 per share and a maximum price of $3.00 per share. As of March 31, 2000, the Company has issued 1,160,000 and 385,000 shares of common stock at $1.50 and $3.00 per share, respectively, for aggregate proceeds of $2,895,000 related to this arrangement.

In May 2000, the Company extended a similar equity arrangement with one of its existing investors, whereby the Company has the right to require the investor to purchase, in a private placement, up to $2,500,000 of the Company's common stock. The purchase price is set at 10% above the market price at the time the purchase is made, with a minimum price of $1.00 per share and a maximum price of $2.00 per share. The investor will receive five year warrants equal to 25% of the number of shares purchased. This equity arrangement will terminate the earlier of December 31, 2000 or upon the receipt by the Company of at least $5,000,000 in other third party equity financing.

In addition to the equity investment agreement, the Company secured a $3,000,000 credit facility from a bank, bearing annual interest at the bank's prime rate plus 2% (11.00 % as of March 31, 2000). The credit line is an asset-based facility, and the amount that can be borrowed under the loan is the lesser of $3,000,000 or 80% of the eligible accounts receivable balances at any point in time. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility is two years. The credit facility is secured by essentially all of the assets of the Company.

The Company believes its cash and cash equivalents at March 31, 2000, along with expected cash generated from operations and available funds from the equity arrangement and bank credit line, will be adequate to fund its operations during fiscal 2000. There can be no assurance, however, that the Company will be able to raise additional capital on favorable terms, if at all. If revenues for the remainder of fiscal 2000 do not meet management's expectations, and additional financing is not available, management has the ability to, and may, reduce certain planned expenditures to lower the Company's operating costs, if required.


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

PART II.       OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits

               See Index to Exhibits.

b)      Reports on Form 8-K

               The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2000.

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