Form 10KSB40
period 2000-06-30
INTELLICORP INC
filed 2000-09-28
CIK 730169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 0-13022

                               [INTELLICORP LOGO]
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Registrant's revenues for its most recent fiscal year: $22,666,000

     The aggregate market value of the voting stock held by nonaffiliates on September 15, 2000, computed by reference to the closing price as of that date was $20,259,000.(1)

     As of September 15, 2000, 19,999,733 shares of registrant's Common Stock, par value $.001 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                            INCORPORATED IN FORM 10-KSB
                          --------                            ---------------------------
Definitive Proxy Statement to be filed with the Securities             Part III
and Exchange Commission on or prior to October 27, 2000 and
to be used in connection
With the Annual Meeting of Stockholders to be held December
5, 2000.

---------------
(1) Excludes 4,564,326 shares held by directors, officers and 10% stockholders of registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     IntelliCorp, Inc., (IntelliCorp or the Company) develops, markets and supports a comprehensive suite of eBusiness and Customer Relationship Management
(CRM) consulting solutions for the SAP community. These consulting solutions, which consist of people, processes and technology, enable companies to accelerate the drive towards eBusiness by enabling companies to integrate front-office applications with back-office Enterprise Resource Planning (ERP) systems.

     Transitioning from primarily a product focus, beginning in fiscal 2000, IntelliCorp is now focused on helping traditional Fortune 1000 companies rapidly enter the eBusiness world. IntelliCorp's consulting solutions provide SAP customers with an eBusiness strategy that maximizes their ERP investment and minimizes integration and data management issues associated with implementing best-of-breed software.

     IntelliCorp believes that in today's competitive climate, companies must utilize both eBusiness channels and their SAP R/3 investment to accelerate business growth, to increase customer satisfaction and retention, and to differentiate themselves from competitors. However, before this can be accomplished, companies may need to resolve obstacles such as the need to upgrade, consolidate, divest or outsource their R/3 systems.

     To enable users to overcome key obstacles on the road to eBusiness success, IntelliCorp has launched the S7 Consulting Solutions Portfolio(TM). This new service offering is based upon IntelliCorp's demonstrated expertise and experience with SAP front-office and back-office applications. Consisting of people, processes and technology, the portfolio consists of consulting solutions for eBusiness Transformation, B2B Procurement, Internet Sales, SFA Implementation, Sales Configuration, Upgrades, and Consolidations. Although some of these consulting solutions are more mature than others, they have all been designed to meet the needs of traditional businesses implementing eBusiness initiatives.

INTELLICORP S7 CONSULTING SOLUTIONS PORTFOLIO

     - EBUSINESS TRANSFORMATION SOLUTION -- This consulting solution utilizes reverse-engineered blueprints to compare against industry best practices. Decisions are made regarding refinement versus replacement in order to streamline front-to-back office applications. The degree of integration both desired and possible is determined early in the effort rather than being encountered as an obstacle after implementation has occurred.

     - B2B PROCUREMENT SOLUTION -- Companies wishing to implement B2B procurement can benefit from IntelliCorp's experience implementing the SAP IPC. Having deployed the majority of SAP's pilot IPC implementations, IntelliCorp understands the requirements necessary for successful B2B implementations. B2B Procurement Solutions are deployed based on libraries from other successful implementations.

     - INTERNET SALES -- Internet point-of-sale consulting solutions for configurable products, as implemented by IntelliCorp, present users with a series of product options. These are prioritized based on information gathered from previous website visits, previous purchasing data, and other points of contact users have had with the vendor.

     - SFA IMPLEMENTATION SOLUTION -- Combining configuration and quotation capabilities with mySAP.com increases productivity for direct sales forces, shortens quote-to-cash time and improves order accuracy.

     - SALES CONFIGURATION -- IntelliCorp's experienced consultants implement, configure-to-order business processes. IntelliCorp's knowledge of R/3 logistics (SD, PP, MM) provides the business process and technical experience needed to deliver an optimized configure-to-order business process and "pull" supply chain. This solution increases inventory turns by storing components rather than assemblies, configuring products to order, and improving material planning.

     - UPGRADE SOLUTION -- IntelliCorp's Upgrade Solution rapidly reverse-engineers blueprints of business processes currently in use. This blueprint becomes the foundation for the planning and execution of the upgrade project, ensuring that all staff involved have immediate access to key business process definitions. This solution reduces the effort and costs necessary to evaluate existing functionality and capabilities in the target R/3 system, including the comparison of ABAP code, data structures, user interfaces and interfaces with legacy and third-party party solutions.

     - CONSOLIDATION SOLUTION -- IntelliCorp's Consolidation Solution rapidly identifies where systems overlap and "underlap" pinpointing specific system differences, down to the ABAP code-level.

     The Biz2e Implementation Methodology(TM) is the driving force behind IntelliCorp's S7 Consulting Solutions Portfolio. IntelliCorp's solution-oriented implementation methodology differs significantly from pure consulting firms due to the use of both commercially developed third-party applications and internally-developed tools and libraries and the Company's extensive knowledge of SAP R/3.

     Supporting the S7 Consulting Solutions Portfolio(TM), IntelliCorp's product family includes LiveModel(TM), LiveModel WebExpress(TM), LiveCapture(TM), LiveSynchronizer(TM), Document Accelerator(TM), LiveInterface(TM), LiveTransfer(TM), LiveAnalyst(TM) and legacy products. The product lines can be divided into two distinct product areas; eBusiness Process Management (eBPM) and Enterprise Application Integration (EAI).

EBPM TOOLS

     IntelliCorp's eBusiness Process Management (eBPM) tools maximize Return on Investment (ROI) for second wave initiatives and reduce costs for implementation, training and on-going support. IntelliCorp's eBPM applications clarify business processes and accelerate the decision making process.

     - LIVEMODEL(TM) -- Understand and manage business processes supported by the SAP(TM) R/3(R) system.

     - LIVEMODEL WEBEXPRESS(TM) -- Publish process models via the
       Internet/Intranet.

     - LIVECAPTURE(TM) -- Create an up-to-date process blueprint from your live R/3 system.

     - LIVESYNCHRONIZER(TM) -- Compare two SAP instances, even across different SAP releases, identifying differences in ABAP/4 reports.

     - DOCUMENT ACCELERATOR(TM) -- Rapidly generate reports based upon data contained within LiveModel.

EAI TOOLS FOR R/3

     IntelliCorp's Enterprise Application Integration (EAI) tools enables customers to build, manage, and monitor interfaces into and out of SAP R/3. The tools also ensure that every interface is successfully implemented and executes reliably.

     - LIVEINTERFACE(TM) -- Accelerates the creation and management of data interfaces for R/3.

     - LIVETRANSFER(TM) -- Reads data directly from source databases or applications, then performs sophisticated transformations on the data as needed.

     - LIVEANALYST(TM) -- Tests and optimizes R/3 configuration variants to show the impact of new workflows.

     IntelliCorp markets its consulting solutions and applications directly in the United States and Europe as well as through independent software vendors ("ISVs"), value-added resellers ("VARs"), representatives and distributors in other regions around the world. Its customers are mostly large end-user corporations.

     For the last year, the Company focused on the SAP market and promoted its solutions and products at two SAPPHIRE(R) User Conferences, one in Europe and the other in the United States, in addition to various SAP user group meetings around the world. The Company has continued to grow its relationship with SAP which has included a Licensing and Distribution Agreement to package the R/3 Reference Model with the Company's products and a Joint Development Agreement for future technical investment by both parties.

During 1999 the Company entered into a number of agreements with SAP for the development of the Diagram Explorer, which is bundled and distributed by SAP with its ASAP Toolkit, and for Configure to Order products also to be distributed by SAP. During 2000, IntelliCorp entered into several additional agreements with SAP to continue development of CRM products. See Dependence on SAP under the Risk Factors section of this report for additional information and risks related to SAP.

     IntelliCorp's legacy software development tools which are maintained but not further developed, represent a decreasing percentage of the Company's business, include PowerModel(R), Kappa-PC(R) and Knowledge Engineering Environment (KEE(R)). PowerModel is an object-oriented development and delivery environment for UNIX/X-Motif and MS-Windows client-server applications and Kappa-PC provides similar capabilities for PCs running DOS/MS-Windows. A number of these products can be connected to databases and software applications on mainframe, UNIX and PC platforms, and offer organizations the ability to translate business model definitions and needs into cost-effective software applications.

TECHNOLOGY BASE

     IntelliCorp's consulting solution offerings are partially based upon IntelliCorp's partnership agreements with SAP to develop CRM offerings. As a co-developer and implementer of the SAP Internet Pricing and Configurator (IPC), the Company has gained significant eCRM and eBusiness insight and experience.

     IntelliCorp's products derive from several important software technologies including object-oriented programming, client/server architecture, and modeling and encapsulating technology, as well as from technologies acquired and/or licensed from third parties.

     In terms of the LiveModel product line, which includes LiveModel WebExpress(TM) released in early 2000, the current approach used in SAP R/3 implementations relies on substantial knowledge and experience of the implementation team. Based on the R/3 Reference Model (a business blueprint of the R/3 software) those business processes that are not relevant in a specific implementation context need to be identified and pruned, remaining processes adapted where necessary and new processes added as appropriate. The result is an implementation specific model that defines the scope for the customization activities necessary to configure the R/3 software to implement those business processes. LiveModel: SAP R/3 Edition is a business process modeling tool, tailored to support the SAP R/3 implementation process using the SAP R/3 Reference Model. It provides a mechanism for SAP R/3 implementation team members to review the SAP Reference Model, revise the model, and validate changes prior to actual R/3 code configuration. It accelerates R/3 implementations by enabling users to better understand the R/3 system and to better articulate their business requirements. Version 2.0, released in fiscal year 1998, extended the tool's usefulness by enabling customers to animate design decisions and links to live R/3 transactions, both to describe behavior and predict change. In version
3.0 released in fiscal year 1999, IntelliCorp extended the LiveModel functionality to include support for an ERP-independent modeling notation called the Business Definition Layer, which provides a customized view of business processes, including manual processes, depending on the audience perspective (executive-level, IT professional, business owner, or end user), and bi-directional integration with the SAP AcceleratedSAP tools to immediately visualize the business implications of changes made in the ASAP Q&A database.

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

     LiveSynchronizer is a product originally developed by KPMG. KPMG continues to sell the product as InstanceSynchronizer. An agreement to resell the InstanceSynchronizer product as LiveSynchronizer was entered into in January 2000. The LiveSynchronizer product facilitates an accelerated and smooth implementation of SAP R/3. It allows R/3 users to identify differences between any two R/3 instances. It also allows R/3 users to pinpoint inconsistencies between two clients within any single R/3 instance.

     LiveSynchronizer not only compares objects and configuration data, but it also searches for discrepancies which might result in problematic system performance, such as different database and operating system settings between two separate R/3 instances. Additionally, LiveSynchronizer compares logically related master and transactional data (based on key input) between any two R/3 System instances. Authority checks are conducted to ensure appropriate end user access. Remote output comparisons can be performed, allowing users to run one report in one instance and the same report in a remote system. This allows users to compare the differences, line by line.

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

CUSTOMER SERVICE AND SUPPORT

     To help customers become more productive using both the BPM or EAI families, IntelliCorp offers a support package to its customers that includes program maintenance and unspecified updates (including new SAP R/3 Reference Models), documentation, training in the use of its software, on-site consultation and application support via telephone, fax, email or world wide web. IntelliCorp offers extensive support materials on its world wide web site located at http://www.intellicorp.com.

MARKETING AND SALES

     IntelliCorp's sales strategy utilizes multiple channels to reach the customer. Solution sales (the predominant focus) are conducted primarily by a dedicated sales staff and usually include a combination of product licensing and consulting services. Other channels include direct licensing to end-user customers as well as the development and support of ISVs, VARs, distributors and representatives outside the United States with whom the Company has cooperative marketing agreements. The Company works closely with other consulting firms and system integrators to provide complete solutions to its customers. The Company focuses on those companies implementing SAP software as well as the existing SAP R/3 install base. As SAP continues its move into the mid-market ($250M -- $2B companies), IntelliCorp is likewise expanding its reach to encompass this broader market.

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

     IntelliCorp has sales offices in Mountain View and in multiple cities around the United States, as well as in London, Paris and Frankfurt. Its sales force uses direct mail, telephone and personal contact marketing to identify potential customers, with an emphasis on major corporate accounts. The Company also relies on customer referrals from SAP Implementation Partners. In addition, the Company's sales and marketing efforts include a combination of exhibits and demonstrations at trade shows and presentations at seminars. The marketing efforts have expanded significantly in fiscal year 2000 to include web-based teleconferences and e-mail direct marketing, as well as increased use of the World Wide Web for prospecting, differentiation and education. Marketing efforts in fiscal 2000 also included engagement of public relations firms in North America, UK and France in support of press and analyst relations to raise brand awareness.

DISTRIBUTION

     IntelliCorp has entered into agreements pursuant to which distributors and resellers in certain European countries, South Africa, Latin America and in the Asia Pacific region have been granted non-exclusive rights to market and sublicense IntelliCorp's products in their respective countries and certain other territories.

COMPETITION

     The Company believes that its ability to compete depends on factors both within and outside its control, including the timing and success of new solutions and products developed by the Company and its competitors; product performance and price, distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors.

     The greatest competitive threat to IntelliCorp's solution offerings is posed by the large consulting firms which include, Anderson Consulting, Cap Gemini/Ernst and Young, IBM Global Services, KPMG and PricewaterhouseCoopers. Other eIntegrators such as Scient and Viant also pose a competitive threat to IntelliCorp's solution offerings. Although these companies represent the major eCRM and eBusiness Integration players, IntelliCorp has extensive experience and knowledge of what it takes to implement and integrate highly optimized back-office ERP with eBusiness and CRM front-office systems. Unlike the

Company's competition, IntelliCorp has created and marketed business modeling and interface development tools for SAP R/3, as well as co-developed a number of SAP's CRM offerings including the Internet Pricing and Configurator (IPC), providing some unique intellectual property to IntelliCorp.

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

     With respect to LiveInterface, formerly known as UPI, the primary competition comes from four companies: Mercator.Neon (formally TSI), ETI, Neon and IBI. With the introduction of LiveTransfer during fiscal 1998, steps were taken to increase the scope of the Company's offering in this area and to reduce the threat from other vendors. The continued sustainability of its competitive position in the application integration market is dependent on the successful development of future follow-on technology (refer to Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

     In April 1996, IntelliCorp announced the signing of two agreements with SAP -- a licensing/distribution agreement to package the R/3 Reference Model with the Company's products and a joint development agreement which includes a formal commitment of resources on behalf of both parties to explore the utility of IntelliCorp's technology within the content of the SAP R/3 system. In August 1997, the Company announced the signing of another License and Development agreement with SAP. This agreement was further extended by SAP and IntelliCorp at the end of its initial term. During 2000 a number of product development extensions, as provided for in the agreement, were executed. See Dependence on SAP under the Risk Factors section of this report for additional information on this agreement.

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

     In October 1998, IntelliCorp entered into an agreement with RDS to obtain the rights to resell the technology underlying its product known as LiveTransfer. LiveTransfer is a product originally developed by Reliant Data Systems (RDS) of Austin, Texas. IntelliCorp entered into an OEM relationship with RDS in October 1998, for the purpose of extending the Enterprise Application Integration offering and providing end-to-end application integration capabilities. IntelliCorp has the right to sell LiveTransfer until October 2003 and RDS has agreed to provide technical customer support on the technology until October 2000. To extend this period would require a re-negotiation of the current agreement, or the Company could develop the expertise in-house, or it could find an alternative to this technology from another third party vendor (although none of these options are guaranteed). The product is sold under the name LiveTransfer throughout the IntelliCorp worldwide sales distribution network.

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

PRODUCT PROTECTION

     IntelliCorp regards its software as proprietary and attempts to protect it by relying upon copyrights, trade secret and patent laws and contractual nondisclosure safeguards, as well as restrictions on transferability that are incorporated into its software license agreements. IntelliCorp licenses its software products to customers rather than transferring title. In spite of these precautions, it may be possible for competitors or users to copy aspects of IntelliCorp's products or, to obtain information which the Company regards as trade secrets without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. IntelliCorp has not required end-users of LiveModel: SAP R/3 Edition and derivative products, LiveInterface, LiveTransfer, LiveAnalyst and Kappa-PC to sign license agreements. Instead, the license agreement for these products is included in the product packaging, and the packaging explains that by installing and executing the product, the user is agreeing to the terms of the license agreement. It is uncertain whether "shrink-wrap" license agreements of this type are legally enforceable.

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

EMPLOYEES

     As of June 30, 2000, the Company employed 137 people, many of whom hold advanced degrees. IntelliCorp's development engineers come from a variety of commercial and research backgrounds. IntelliCorp believes that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. None of IntelliCorp's employees is covered by a collective bargaining agreement and the Company believes that its relations with its employees are good. The Company maintains competitive compensation, benefits and equity participation programs. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to attract and retain qualified personnel in the future.

                                  RISK FACTORS

     The information about the Company included or incorporated by reference herein contains forward-looking statements that involve risks and uncertainties, including the risks detailed below.

NEED FOR MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS

     The market for the Company's solutions and products is evolving, and its growth in the area of business process management, in particular, depends upon broader market acceptance of business process management and modeling technology. Business process management represents a fundamental shift in the implementation and management of customers' SAP R/3 systems, that, from time to time, may or may not be compatible with implementation methodologies promoted by SAP. One such example of this risk was SAP's shift in the fall of 1998 from the Business Engineer technology (which relied more heavily on modeling technology) to their ASAP(TM) methodology. It took a significant amount of time to effectively integrate our BPM products with the ASAP methodology and to re-position our solutions and their value appropriately in the marketplace. As a result, there can be no assurance that organizations will choose to make the investment required to use IntelliCorp's business process management tools and solutions for their ERP lifecycle needs. In addition, even if these products gain broader market acceptance, a number of other vendors offer competing products, and there are also a number of other approaches to business and application modeling. See Competition below.

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

     The Company's sales forecast for fiscal 2001 anticipates a predominant portion of future revenues to be derived from CRM consulting services. An existing backlog helps to insure continued growth in this area. Factors which could impact the level of revenue include, but are not limited to, the continued sales, overall customer satisfaction on our CRM services and a sustained knowledgeable workforce. Future growth will depend heavily on CRM sales and manpower growth. There can be no assurance, however, that the actual sales will not differ materially from the sales forecast in the near term.

RAPID TECHNOLOGICAL CHANGE; PRODUCT DEVELOPMENT

     The market for the Company's solutions is characterized by ongoing technological developments, evolving industry standards, rapid changes in customer requirements and increasing customer demands. As a result, the Company's success depends upon its ability to continue to enhance its existing solutions, develop and introduce in a timely manner new solutions that take advantage of technological advances, and respond to new customer requirements and demands. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing solutions or new solutions incorporating new technology on a timely basis, or that its new solutions will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new solutions, or enhancements to existing solutions, in a timely manner -- in response to changing market conditions or customer requirements or demands, the Company's business and results of operations will be materially and adversely affected.

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

     Although the Company has a number of ongoing development projects, there can be no assurance that the development of these products will be completed successfully or on time, that the projects will include the features required to achieve market acceptance, or that enhancements to the product will keep pace with broadening market requirements. From time to time the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements by the Company or its competitors of currently planned or other new products will not cause customers to defer purchasing existing Company products. In the past, the Company has experienced delays in software development, and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's results of operations. Software products as complex as those offered by the Company may contain undetected errors when first introduced or as new versions are released. There can be no assurance that errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. The Company maintains no insurance for this risk.

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

COMPETITION

     The Company believes that its ability to compete depends on factors both within and outside its control, including the timing and success of new solutions and products developed by the Company and its competitors, product performance and price, distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors.

     The greatest competitive threat to IntelliCorp's solution offerings is posed by the large consulting firms which include, Anderson Consulting, Cap Gemini/Ernst and Young, IBM Global Services, KPMG and PricewaterhouseCoopers. Other eIntegrators such as Scient and Viant also pose a competitive threat to IntelliCorp's solution offerings. Although these companies represent the major eCRM and eBusiness Integration players, IntelliCorp has extensive experience and knowledge of what it takes to implement and integrate highly optimized back-office ERP with eBusiness and CRM front-office systems. Unlike the Company's competition, IntelliCorp has created and marketed business modeling and interface development tools for SAP R/3, as well as co-developed a number of SAP's CRM offerings including the Internet Pricing and Configurator (IPC), providing some unique intellectual property to IntelliCorp.

     The market for IntelliCorp's software and consulting products has been intensely competitive and characterized by rapid change and frequent introduction of new products. The important competitive factors in the industry are acceptance of its products by the SAP implementation partners, continued close relationship with SAP itself, product sophistication, features, reliability, price/performance characteristics, ease of understanding and operating the software, integration with conventional computing environments and the internet. There can be no assurance that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors and by new companies entering the market.

     The Company's advantage continues to be its close relationship with the SAP development organization and continued growth of this relationship is necessary to insure the Company's success in the SAP R/3 market. This relationship is always at risk based upon the ability of the Company to perform the development work desired by SAP and the alternatives available to SAP.

     The Company is at risk for encroachment into the value provided by
LiveModel: SAP R/3 Edition by SAP's continued improvement to the ASAP Implementation Toolkit. As new facilities are added to this freely provided component of the SAP R/3 implementation toolset, there is no guarantee that the value of the facilities in LiveModel will not be jeopardized. The Company must continue to enhance the facilities in LiveModel and/or introduce new products of software assets to retain and/or grow its revenues.

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

     The primary competitors to the Company's LiveInterface product today are Mercator.Neon (formally TSI), IBI, and ETI. However, there are numerous other competitors that include data transformation and middle ware vendors who have invested in technologies to access data within SAP R/3. IntelliCorp's strategy is to partner with some of these vendors and to develop follow-on product offerings that result in a more complete solution for the customer. Refer to
Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations", for additional information on the risks related to LiveInterface.

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

DEPENDENCE ON LOWER MARGIN SERVICE REVENUES

     A significant amount of the Company's revenues has been derived from contract and other services. The operating margins from revenues for such services are substantially lower than the operating margins from revenues for the Company's software products. This disparity is principally due to the low cost of materials, royalties, and other costs of the Company's software products, as compared to the relatively high personnel costs (including the higher cost of using outside consultants) incurred in providing consulting services. In addition, as the proportion of contract and other service revenues increases, the overall margins will decrease accordingly. As a result of the Company's reliance on contract and other revenues, the Company's overall operating margins may be lower than those for software companies that do not derive such a significant percentage of revenues from contract and other services. As well as, the Company's operating margins have, in the past, and may in the future, vary significantly as a result of changes in the proportion of revenues attributable to products and services.

LACK OF PROFITABILITY, POTENTIAL FUTURE LOSSES

     Over the last five years, the Company has experienced aggregate consolidated net losses of over $20.4 million, including net losses of $7.1 million and $6.2 million for the years ended June 30, 2000 and 1999, respectively. The Company may also have losses in future years. There can be no assurance that the Company will attain and maintain profitability.

     As of June 30, 2000, the Company has an accumulated deficit of $62.7 million, a cash and cash equivalents balance of $2.2 million, and a working capital balance of $1.3 million. In addition, the Company has a net loss of $7.1 million for fiscal 2000. Management expects to incur additional losses through at least part of fiscal 2001, including the first quarter, and it recognizes the need to utilize all or some of its available financing resources as of June 30, 2000 to fund its cash requirements in fiscal 2001. Available financing resources as of June 30, 2000 consist of a bank credit facility which amounts to the lesser of $3.0 million or 80% of eligible accounts receivable. At June 30, 2000, the amount of the bank credit facility available was $1.8 million. At this time, management's plans for fiscal 2001 anticipate that revenues together with available financing alternatives will be sufficient to fund the Company's cash requirements through at least June 30, 2001. However, if anticipated revenues for fiscal 2001 do not meet management's expectations, and additional financing, above the available resources, are not available, management has the ability to reduce certain planned expenditures to lower the Company's operating costs.

     To allow its Common Stock to remain listed for trading on The NASDAQ SmallCap Market tier of The NASDAQ Stock Market (NASDAQ), the Company is required to maintain a minimum capital and surplus of $2.0 million as well as a closing bid stock price of at least $1.00 per share. In the past, the Company's capital and surplus as well as its stock price have fallen temporarily below the NASDAQ minimum. Significant additional losses could adversely affect the Company's ability to maintain the required minimum capital and surplus in the future, and potentially impact IntelliCorp's stock price. Should the Company's Common Stock be delisted from the NASDAQ Stock Market, the trading market for the Common Stock would likely be adversely affected.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's quarterly revenues and operating results have in the past, and may in the future, vary significantly due to such factors as the timing of new product introductions, changes in pricing policies by the Company and its competitors, market acceptance of new products, enhanced versions of existing products, the information systems department budgets of its customers, and the length of sales cycles. Although a significant portion of the Company's revenues in each quarter results from orders received in that quarter, the majority of the Company's expense levels are fixed, based on expectations of future revenues. In addition, a substantial amount of the Company's quarterly revenues have typically been recorded in the third month of the fiscal quarter with a concentration of such revenues in the last half of the month. The timing of the closing of large license agreements increases the risk of quarter to quarter fluctuations. As a result, if revenues are not realized as expected, the Company's operating results will be materially adversely affected. Accordingly, it is likely that the Company would experience disproportionate declines in its operating results if revenues were to decline. In addition, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be adversely affected.

CUSTOMER CONCENTRATION

     For fiscal 2000, revenues from the sale of products and services to one related party accounted for 20% of total revenues. The level of revenues received from this customer may not continue in future periods. In addition, certain customers may account for a significant portion of net revenues in a particular quarter, which may lead to significant variations in quarterly results.

NEED FOR CHANNEL PARTNERS

     In order for the Company to reach higher levels of revenue and sustainable growth, the Company may require channel partners for the sale, distribution and co-marketing of its products. Such partners may include SAP, consulting firms, systems integrators, traditional software distributors or hardware or software companies with established distribution channels. The Company has an agreement with some global SAP Implementation Partners to promote or utilize the Company's
LiveModel: SAP R/3 Edition, as well as its LiveInterface product. These channel partners are instrumental in gaining acceptance of IntelliCorp's tools both for their consulting methodology as well as by their customers for continuing operating requirements. The Company anticipates that a significant portion of fiscal year 2001 revenues will be generated through these arrangements and other similar arrangements or agreements with consulting firms and hardware companies. There can be no assurance that the Company will be able to achieve significant sales through its global implementation partner relationships or that the Company will be successful in establishing additional channel partner arrangements or that, if such relationships are established, they will prove to be commercially successful. In addition, there can be no assurance that the Company's partners will not utilize their relative size or financial strength to the disadvantage of the Company.

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

INTERNATIONAL OPERATIONS

     Approximately 37% of the Company's net revenues for the fiscal year ended June 30, 2000 and 33% of the Company's net revenues for the fiscal year ended June 30, 1999 were attributable to international sales. Most international revenues to date have been derived from license revenues. The Company currently offers selected local language versions of its products. Although it does intend to offer additional localized product releases in the future, there can be no assurance that such releases will be successfully developed or, if developed, that they will achieve market acceptance. The Company faces certain risks as a result of international sales. The results of the Company could be affected adversely by short-term fluctuations in currency exchange rates. Additionally, the Company's international operations may be affected by changes in demand resulting from long-term changes in interest and currency exchange rates. The Company is also subject to other risks associated with international operations, including tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies, which may on occasion be delayed or difficult to obtain, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, economic and political instability, restrictions on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, and patterns of customers' staff vacations, especially in Europe, that may reduce earnings in Company's fiscal first quarter. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business and results of operations. With the exception of limited patent protection in Canada, the Company has no patents protecting its products in foreign markets.

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

     In March 1997, the Company had a preferred stock offering for shares of its Series B Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock may, at the option of the Company, be exchanged for convertible promissory notes of the Company issued with the same terms as the Series B Preferred Stock (the Notes). The Series B Preferred Stock or the Notes, if issued, are convertible into Common Stock at the election of the holders. The Company has registered for resale the shares of Common Stock issuable with respect to the Series B Preferred Stock or the Notes, as well as the Common Stock expected to be issued in payment of dividends or interest with respect to the Series B Preferred Stock or Notes, as applicable. If all the shares reserved for these purposes were issued, it would significantly increase the number of shares outstanding. Sales or issuance of substantial amounts of the Company's Common Stock by the holders of the Series B Preferred Stock or others in the future could adversely affect the market price of the Company's Common Stock. Other than for 1,446,126 shares sold in a private placement in June of 2000, all of the outstanding shares of the Company's Common Stock are eligible for sale in the public market. In addition, the holders of stock options could exercise their options and sell the vested shares in the public market.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's executive offices are located at 1975 El Camino Real West, Mountain View, California. IntelliCorp leases approximately 34,000 square feet of office and computer space at this facility pursuant to a lease which extends through August 2003.

     IntelliCorp also leases space for offices in Chadds Ford, Pennsylvania, United States as well as in Europe (London, Paris and Walldorf).

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on The NASDAQ SmallCap Market tier of The NASDAQ Stock Market under the symbol: INAI. The following table sets forth the closing prices since July 1, 1998 for the common stock for the fiscal quarters indicated as reported by NASDAQ. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

     At June 30, 2000, there were approximately 449 registered stockholders of the Company's common stock. The Company has not paid any cash dividends on its common stock and does not plan to pay any dividends in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of many factors, including results of operations, capital requirements and general business conditions.

                                                                    YEAR ENDED JUNE 30,
                                                             ---------------------------------
                                                                  2000               1999
                                                             ---------------    --------------
                                                              HIGH      LOW     HIGH      LOW
                                                             ------    -----    -----    -----
1st Fiscal Quarter.........................................  $ 2.00    $0.97    $4.13    $1.50
2nd Fiscal Quarter.........................................    3.63     1.50     2.00     0.78
3rd Fiscal Quarter.........................................   11.38     3.50     1.63     1.03
4th Fiscal Quarter.........................................    3.88     1.44     1.19     0.81

RECENT SALES OF UNREGISTERED SECURITIES

     In March 1999, the Company consummated an equity arrangement which requires certain investors, who are also Shareholders & Board Members, to purchase, in a private placement, up to $3.0 million of the Company's common stock through March 2000, if and when requested by the Company. The purchase price is set at 10% above the market price at the time the purchase is made, with a minimum price of $1.50 per share and a maximum of $3.00 per share. As of June 30, 2000, the Company sold $2.9 million of common stock under this agreement, at a price of $1.50 and $3.00 per share. The shares sold under this agreement were registered for resale on June 30, 2000.

     In May 2000 and June 2000, the Company amended the March 1999 equity arrangement which requires an investor, who is also a Shareholder and Board Member, to purchase, in a private placement, an additional $2.8 million of the Company's common stock through December 2000, if and when requested by the Company. The purchase price is set at 10% above the market price at the time the purchase is made, with a minimum price of $1.00 per share and a maximum of $2.00 per share. As common stock is purchased under this amended agreement, the Company will issue five year warrants equal to 25% of the number of shares purchased. The exercise price of the warrants will be 10% above the purchase price of the shares purchased. As of June 30, 2000, the Company sold $2.7 million of common stock under this amended agreement, at a price of $1.68 and $2.00 per share, and issued warrants to purchase 361,532 shares of common stock at an exercise price of $1.85 and $2.20. The shares sold under this amended agreement will be registered for resale on a best effort basis upon the demand of the investors.

                            SELECTED FINANCIAL DATA

                                                          YEAR ENDED JUNE 30,
                                         -----------------------------------------------------
                                          2000       1999       1998       1997         1996
                                         -------    -------    -------    -------      -------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Net revenues...........................  $22,666    $21,961    $24,445    $12,686      $10,992
                                         -------    -------    -------    -------      -------
Loss from operations...................   (6,822)    (6,082)      (625)    (1,753)      (3,269)
Interest expense.......................     (128)      (197)      (177)      (153)         (69)
Interest income and other, net.........     (122)       136        310        161          109
                                         -------    -------    -------    -------      -------
Loss before income taxes...............   (7,072)    (6,143)      (492)    (1,745)      (3,229)
Provision for income taxes.............       41         59        206        139          113
Loss before extraordinary item.........   (7,113)    (6,202)      (698)    (1,884)      (3,342)
Extraordinary item.....................       --         --         --         --       (1,157)
                                         -------    -------    -------    -------      -------
Net loss...............................  $(7,113)   $(6,202)   $  (698)   $(1,884)     $(4,499)
Preferred stock dividend requirements:
  Series A and B.......................     (535)      (534)      (623)      (311)          --
  Embedded Dividend(1).................       --         --         --     (1,720)          --
                                         -------    -------    -------    -------      -------
Net loss applicable to common
  stockholders.........................  $(7,648)   $(6,736)   $(1,321)   $(3,915)     $(4,499)
Basic and diluted net loss before
  extraordinary item per common
  share................................  $ (0.44)   $ (0.44)   $ (0.10)   $ (0.31)(1)  $ (0.27)
Basic and diluted net loss per common
  share................................  $ (0.44)   $ (0.44)   $ (0.10)   $ (0.31)(1)  $ (0.37)
Shares used in computation of basic and
  diluted net loss per common share....   17,469     15,333     13,871     12,634       12,209
BALANCE SHEET DATA
Cash, cash equivalents and short-term
  investments..........................  $ 2,240    $ 2,619    $ 6,186    $ 6,392      $ 4,124
Working capital........................    1,290      2,999      6,973      6,838        2,851
Total assets...........................   12,313     13,190     18,454     12,064        7,401
Convertible notes......................       --      1,600      1,600      1,600        1,600
Stockholders' equity...................    4,370      5,201     10,157      5,948        2,097

No cash dividends were declared or paid to the common stockholders during the periods set forth above.
---------------
(1) Net loss per common share for the year ended June 30, 1997, gives effect to the accounting treatment relative to the Company's Series B convertible preferred stock having a beneficial conversion feature. The net loss per common share reflects a $1.7 million preferred stock dividend as a result of this treatment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     IntelliCorp, Inc., (IntelliCorp or The Company) develops, markets and supports a comprehensive suite of eBusiness and Customer Relationship Management
(CRM) consulting solutions for the SAP community. These consulting solutions, which consist of people, processes and technology, enable companies to accelerate the drive towards eBusiness by enabling companies to integrate front-office applications with back-office Enterprise Resource Planning (ERP) systems.

     Transitioning from primarily a product focus, beginning in fiscal 2001, IntelliCorp will now be focused on helping traditional Fortune 1000 companies rapidly enter the eBusiness world. IntelliCorp's consulting solutions provide SAP customers with an eBusiness strategy that maximizes their ERP investment and minimizes integration and data management issues associated with implementing best-of-breed software.

     In connection with the transition to a consulting solutions focus, the Company implemented a reduction-in-force as well as staff transfers from products to CRM/eCRM consulting solutions, which affected approximately 20% of its work force. The one-time cost of the reduction-in-force is estimated to be approximately $150,000, which includes expenses such as severance pay, legal fees and contract cancellation fees. These expenses will be recorded in the quarter ending September 30, 2000. In addition, the Company implemented a process to shorten its billing cycle for consulting services to semi-monthly. Both actions are expected to improve cash flow and working capital.

     A significant amount of the Company's revenues has been derived from contract and other services. The operating margins from revenues for such services are substantially lower than the operating margins from revenues for the Company's software products. This disparity is principally due to the low cost of materials, royalties, and other costs of the Company's software products, as compared to the relatively high personnel costs (including the higher cost of using outside consultants) incurred in providing consulting services. In addition, as the proportion of contract and other service revenues increases, the overall margins will decrease accordingly. As a result of the Company's reliance on contract and other revenues, the Company's overall operating margins may be lower than those for software companies that do not derive such a significant percentage of revenues from contract and other services. As well as, the Company's operating margins have in the past, and may in the future, vary significantly as a result of changes in the proportion of revenues attributable to products and services.

RESULTS OF OPERATIONS

     Other than statements of historical fact, the statements made in this annual report are hereby identified as forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with competitors' product introductions, market price competition and market acceptance of the Company's products, as well as those discussed below and in "Risk Factors."

     In particular, it is important to note that achievement of revenue goals is affected by numerous factors beyond the Company's control. Historical results of the Company may not be indicative of future operating results.

     The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and as a percentage change from year to year:

                                                                              PERCENT INCREASE
                                               PERCENT OF REVENUES               (DECREASE)
                                                    YEAR ENDED             ----------------------
                                                     JUNE 30,                2000          1999
                                             ------------------------      COMPARED      COMPARED
                                             2000      1999      1998      TO 1999       TO 1998
                                             ----      ----      ----      --------      --------
REVENUES:
  Software.................................   32%       31%       57%          8%          (51)%
  Contract services........................   53        52        33           5            38
  Other services...........................   15        17        10         (11)           59
                                             ---       ---       ---         ---           ---
          Total revenues...................  100       100       100           2           (10)
COSTS AND EXPENSES:
  Cost of software revenues................    5         6         5         (16)           (2)
  Cost of contract service revenues........   40        38        20           8            72
  Cost of other services revenues..........    3         3         2          (4)           58
  Research and development.................   21        27        24         (20)            2
  Marketing, general and administrative....   61        54        41          19            18
  In-process research and development
     charge................................   --        --        11          --            --
                                             ---       ---       ---         ---           ---
          Total cost and expenses..........  130       128       103           5            12
                                             ---       ---       ---         ---           ---
Loss from operations.......................  (30)      (28)       (3)        N/M           N/M
                                             ---       ---       ---         ---           ---
Net loss...................................  (31)%     (28)%      (3)%       N/M           N/M
                                             ---       ---       ---         ---           ---

---------------
N/M -- Not meaningful

REVENUES

     The Company's total revenue is derived from three sources: software licenses, contract services and other services including product support and training. Total revenues were $22.7 million, $22.0 million and $24.4 million for fiscal years 2000, 1999, and 1998, respectively. This represents a 2% increase in fiscal 2000 total revenues as compared to fiscal 1999. The increase is due to the increase in CRM revenue and an increase in sales of software licenses. The 10% decrease in fiscal 1999 total revenues as compared to fiscal 1998 is due to reduced sales of software licenses associated with LiveModel: SAP R/3 Edition. In addition, the decrease was also due to revenue recognized in connection with the license and development agreement with SAP AG.

     Software revenues increased 8% in fiscal 2000 from fiscal 1999. This increase is primarily due to increased sales of LiveModel through the global partners' channel. Software revenues decreased 51% in fiscal 1999 from fiscal 1998. This decrease is attributable primarily to two factors. First, IntelliCorp went through a significant transition in its sales and marketing organization. Second, SAP created uncertainties regarding its business process modeling direction when it cancelled the Business Engineer project and put more focus on its ASAP R/3 implementation methodology. It took the rest of the fiscal year for IntelliCorp to re-build its sales organization to support scalable revenue growth, as well as re-position its business process management solutions in the ASAP context, including extension of its market reach and value to the large post-implementation market. As the Company transitions to a consulting solutions focus, software revenue is expected to reduce as a percentage of the total revenue.

     Contract services revenues increased 5% during fiscal 2000 compared to fiscal 1999. The increase is due primarily to consulting revenue in the CRM area. IntelliCorp has made a concerted effort to increase its presence in the CRM marketplace which should lead to a larger backlog and greater predictability. Contract services revenues increased 38% during fiscal 1999 compared to fiscal 1998. The increase is due to consulting revenue related to
LiveModel: SAP R/3 Edition (including custom development projects), LiveInterface, and the configure-to-order consulting business.

     Other services revenues, which consist primarily of product support, decreased 11% during fiscal 2000 compared to fiscal 1999. This decrease is primarily attributable to a reduction of product support revenues of approximately $500,000 from fiscal 1999 to 2000. Other services revenues increased 59% during fiscal 1999 compared to fiscal 1998. This increase is primarily attributable to product support revenues related to the LiveModel: SAP R/3 product and the LiveInterface product.

     The Company derived approximately 37%, 33% and 28% of its revenues in fiscal years 2000, 1999 and 1998, respectively, from international sales. The Company expects that export sales will continue to provide a significant portion of total revenues. However, changes in currency exchange rates, strength of local economies and the inherent uncertainties in the software market make these revenues difficult to predict.

     The geographic breakdown of revenues is as follows:

                                                                              PERCENT INCREASE
                                                                                 (DECREASE)
                                                                            --------------------
                                                YEAR ENDED JUNE 30,           2000        1999
                                           -----------------------------    COMPARED    COMPARED
                                            2000       1999       1998      TO 1999     TO 1998
                                           -------    -------    -------    --------    --------
                                                              (IN THOUSANDS)
REVENUES:
  North America..........................  $14,387    $14,675    $17,595       (2)%       (17)%
  Europe.................................    7,682      6,101      5,581       26           9
  Pacific Rim/Latin America..............      597      1,185      1,269      (50)         (7)
                                           -------    -------    -------      ---         ---
          Total revenues.................  $22,666    $21,961    $24,445        3%        (10)%
                                           =======    =======    =======      ===         ===

     The geographic revenue as a percentage of revenue is as follows:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
                                                                 (IN THOUSANDS)
REVENUES
  North America.............................................   63%     67%     72%
  Europe....................................................   34      28      23
  Pacific Rim/Latin America.................................    3       5       5
                                                              ---     ---     ---
          Total revenues....................................  100%    100%    100%
                                                              ===     ===     ===

     The Company's sales forecast for fiscal 2001 anticipates a predominant portion of future revenues to be derived from CRM consulting services. The existing backlog helps to insure continued growth in this area. Factors which could impact the level of revenue include, but are not limited to, the continued sales of the Company's products and services, overall customer satisfaction on our CRM services and a sustained knowledgeable workforce. Future growth will depend heavily on CRM sales and manpower growth. There can be no assurance, however, that the actual sales will not differ materially from the sales forecast in the near term.

COSTS AND EXPENSES

     Cost of software revenues consists primarily of materials, documentation, packaging, royalties and amortization of capitalized and purchased software development costs. Cost of software revenues as a percentage of software revenues decreased from 9% of revenues in fiscal 1998, increased to 18% of revenues in fiscal year 1999 and decreased to 14% of revenues in fiscal year 2000. The fiscal 2000 decrease in software cost, relative to software revenues, is attributable to lower capitalized software amortization related to the UPI acquisition. The fiscal 1999 increase in software cost, relative to software revenues, is attributable to higher capitalized software amortization related to the UPI acquisition that occurred in the third quarter of fiscal 1998, and to the significant portion of the expenses that are fixed such as salaries and depreciation expenses; therefore, revenue fluctuations do not result in comparable changes in related costs.

     Cost of contract services revenues consists primarily of personnel, including outside consultants and related costs. Cost of contract services revenues as a percentage of the related revenues is 76%, 74% and 58% for fiscal years 2000, 1999 and 1998, respectively. Cost of contract services revenues as a percentage of the related revenues remained relatively flat for fiscal years 2000 and 1999. The increase in fiscal 1999 is primarily due to absorption of existing staff costs related to decreased LiveModel and LiveInterface license sales. The Company expects the cost of contract services revenues as a percentage of the related revenues to decrease as the Company increases its CRM consulting business.

     Cost of other services revenues consists primarily of product support personnel. Cost of other service revenues as a percentage of the related revenues remained relatively flat at 22%, 20% and 20%, respectively for the fiscal years 2000, 1999 and 1998.

     The aggregate cost of revenues, as well as the resulting aggregate gross margin, may fluctuate based on the mix of license, contract, or other services performed in a particular period.

     Research and development expense consists primarily of personnel and related costs. Research and development costs decreased 20% in fiscal 2000 compared to fiscal 1999. The decrease of 20% in research and development expense in fiscal 2000 compared to fiscal 1999 is mainly due to transitioning software products from development to production. Research and development costs as a percentage of revenues were 21%, 27% and 24% for fiscal year 2000, 1999 and 1998, respectively. Research and development costs as a percentage of revenues are expected to decrease further as the percentage of contract services revenue increases.

     Marketing, general and administrative expense consists primarily of personnel and related costs for marketing, sales, administration, finance, information systems, human resources, and general management. The increase of 19% in marketing, general and administrative expense in fiscal 2000 compared to fiscal 1999 is mainly due to the Company's increased focus on marketing and selling, including costs of Sapphire 2000 trade show which occurred in the fourth quarter of fiscal 2000. The increase of 18% in marketing, general and administrative expense in fiscal 1999 compared to fiscal 1998 is mainly due to increased marketing and selling resource investment, including the opening of French and German offices.

     The in-process Research and Development charge recognized during fiscal 1998 relates to the Company's purchase of UPI Technology. On January 23, 1998, the Company entered into an asset purchase agreement with ICS Deloitte Management LLC, an affiliate of Deloitte & Touche ("D&T") to purchase the rights to the UPI technology. This technology consisted of the intellectual and proprietary property comprised of UPI and included all related copyrights, processes, designs, formulas, inventions, trade secrets, know-how, technology, methodologies, principles of operations flow charts, schematics, codes and databases. UPI is presently a stand-alone software product sold under the name of LiveInterface and is used for automatically building and managing data interfaces for SAP R/3. It is used to help facilitate the data transfer between the new SAP R/3 software and pre-existing or legacy systems.

     In consideration for these assets, the Company paid D&T approximately $2.6 million in cash and 1.0 million shares of the Company's common stock (with a fair market value of $3.56 per share) and assumed certain liabilities totaling $453,000. The acquisition was accounted for using the purchase method of accounting. The Company's total purchase price, including liabilities assumed is $6.6 million. For financial reporting purposes, values were assigned to acquired in-process research and development, developed technology, customer base and the assembled workforce. The in-process research and development charge of $2.7 million in 1998 is related to the acquisition of the UPI technology.

OTHER INCOME (EXPENSE)

     Interest expense and other consists primarily of interest expense and foreign currency losses during fiscal 2000 and 1999. Interest expense consists primarily of interest related to the convertible notes issued in April 1996 and the bank credit line.

INCOME TAX

     The provision for income taxes primarily represents foreign withholding taxes, federal and state income taxes (Alternative Minimum Tax). At June 30, 2000, the Company had net operating loss carryforwards of approximately $42.0 million for federal income tax purposes, which will expire in fiscal years 2006 through 2020. The Company also had net operating loss carryforwards of approximately $5.0 million for state income tax purposes and $13.5 million for foreign income tax purposes. The state net operating loss carryforwards will expire in fiscal years 2000 through 2005. The foreign net operating loss carryforwards have an indefinite carryforward period.

     Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

PRO FORMA NET LOSS

     Pro forma net loss, which excludes amortization charges and in-process R&D charges related to purchased intangibles, was ($6.6 million) or ($0.41) per share in fiscal 2000, compared to a pro forma net loss of ($5.3 million) or ($0.38) per share in fiscal 1999. Net loss as reported includes the impact of purchased intangibles. The Company's net loss as reported was ($7.1 million) or ($0.44) per share in fiscal 2000, compared to a net loss as reported of ($6.2 million) or ($0.44) per share in fiscal 1999.

QUARTERLY RESULTS

     The Company's quarterly revenues and operating results have in the past, and may in the future, vary significantly due to such factors as the timing of new product introductions, changes in pricing policies by the Company and its competitors, market acceptance of new products and enhanced versions of existing products, the budgets of its customers and lengthy sales cycles. Although a significant portion of the Company's revenues in each quarter result from orders received in that quarter, the majority of the Company's expense levels are fixed, based on expectations of future revenues. In addition, a substantial amount of the Company's quarterly License revenues have typically been recorded in the third month of each fiscal quarter with a concentration of such revenues in the last half of the month. The timing of the closing of such large license agreements contributes to quarter to quarter fluctuations. As a result, if revenues are not realized as expected, the Company's operating results will be materially adversely affected. Accordingly, it is likely that the Company would experience disproportionate declines in its operating income if revenues were to decline. In addition, it is possible that in some future quarter, the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $2.2 million at June 30, 2000, and $2.6 million at June 30, 1999. The decrease in fiscal 2000 is primarily due to an operating loss of $6.8 million offset by cash received in equity financings of $5.6 million and a decrease in accounts receivable of $568,000. Spending for capital equipment was $489,000, $632,000 and $1.2 million for fiscal years 2000, 1999 and 1998, respectively.

     As of June 30, 2000, the Company has an accumulated deficit of $62.7 million, a cash and cash equivalents balance of $2.2 million, and a working capital balance of $1.3 million. In addition, it has a net loss of $7.1 million for fiscal 2000. Management expects to incur additional losses through at least part of fiscal 2001, including the first quarter, and it recognizes the need to utilize all or some of its available financing resources as of June 30, 2000 to fund its cash requirements in fiscal 2001. Available financing resources as of June 30, 2000 consist of a bank credit facility of the lesser of $3.0 million or 80% of eligible accounts receivable. At June 30, 2000, the amount of the bank credit facility was $1.8 million. At this time, management's plans for fiscal 2001 anticipate that revenues together with available financing alternatives will be sufficient to fund the Company's cash requirements through at least June 30, 2001. However, if anticipated revenues for fiscal 2001 do not meet management's expectations, and additional financing above the available resources are not available, management has the ability to reduce certain planned expenditures to lower the Company's operating costs. Further, as the percentage of revenue increases from the CRM consulting, the Company should experience an improvement in cash flow due to the regular semi-monthly billing for CRM consulting.

     RECENT PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company believes the adoption of SFAS 133 will have no material impact on its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101 for reporting periods beginning after September 2000. The Company does not expect a material impact from the adoption of SAB 101 on its future revenues and results of operations.

ITEM 7. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  2,240    $  2,619
  Accounts receivables (less allowance for doubtful
     accounts: 2000, $459; 1999, $445)......................     5,729       6,297
  Other current assets......................................     1,264         472
                                                              --------    --------
          Total current assets..............................     9,233       9,388
Property and equipment, net.................................       911       1,046
Purchased intangibles (less accumulated amortization: 2000,
  $1,944; 1999, $1,381).....................................     2,035       2,597
Other assets................................................       134         159
                                                              --------    --------
                                                              $ 12,313    $ 13,190
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  1,899    $  1,272
  Accrued compensation......................................     1,644       1,266
  Accrued royalties.........................................       295          64
  Other current liabilities.................................     1,443       1,271
  Bank loan.................................................       989         453
  Deferred revenues.........................................     1,673       2,063
                                                              --------    --------
          Total current liabilities.........................     7,943       6,389
CONVERTIBLE NOTES...........................................        --       1,600
COMMITMENTS
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 2,000,000 shares
     authorized; shares issued and outstanding:
     Series A: 411,290 and 435,484 at June 30, 2000 and
      1999, respectively; aggregate liquidation preference
      of $1,297,000 at June 30, 2000........................         1           1
     Series B: 5,000 at June 30, 2000 and 1999; aggregate
      liquidation preference of $5,068,000 at June 30,
      2000..................................................        --          --
  Common stock, $.001 par value -- 50,000,000 shares
     authorized; shares issued and outstanding:
     19,999,733 and 16,386,169 at June 30, 2000 and 1999,
      respectively..........................................        20          16
  Additional paid-in capital................................    67,079      60,266
  Accumulated deficit.......................................   (62,730)    (55,082)
                                                              --------    --------
          Total stockholders' equity........................     4,370       5,201
                                                              --------    --------
                                                              $ 12,313    $ 13,190
                                                              ========    ========

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED JUNE 30, 2000, 1999, AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               2000       1999       1998
                                                              -------    -------    -------
REVENUES:
  Software..................................................  $ 7,354    $ 6,830    $13,861
  Contract services.........................................   11,940     11,336      8,198
  Other services............................................    3,372      3,795      2,386
                                                              -------    -------    -------
          Total revenues....................................   22,666     21,961     24,445
                                                              =======    =======    =======
COSTS AND EXPENSES:
  Cost of revenues:
     Software...............................................    1,045      1,244      1,266
     Contract services......................................    9,027      8,383      4,877
     Other services.........................................      728        755        477
  Research and development..................................    4,761      5,922      5,818
  Marketing, general and administrative.....................   13,927     11,739      9,932
  Purchase of in-process research and development...........       --         --      2,700
                                                              -------    -------    -------
          Total costs and expenses..........................   29,488     28,043     25,070
                                                              =======    =======    =======
Loss from operations........................................   (6,822)    (6,082)      (625)
OTHER INCOME (EXPENSE):
  Interest expense..........................................     (128)      (197)      (177)
  Interest income, foreign exchange loss and other, net.....     (122)       136        310
                                                              -------    -------    -------
          Total other income (expense)......................     (250)       (61)       133
                                                              =======    =======    =======
Loss before income taxes....................................   (7,072)    (6,143)      (492)
Provision for income taxes..................................       41         59        206
                                                              -------    -------    -------
Net loss....................................................   (7,113)    (6,202)      (698)
Preferred stock dividend requirements:
     Series A and Series B..................................     (535)      (534)      (623)
                                                              -------    -------    -------
Net loss applicable to common stockholders..................  $(7,648)   $(6,736)   $(1,321)
                                                              -------    -------    -------
Basic and diluted net loss per common share:
Net loss per common share...................................  $ (0.44)   $ (0.44)   $ (0.10)
                                                              -------    -------    -------
Shares used in computation of net loss per common share.....   17,469     15,333     13,871
                                                              -------    -------    -------

See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   YEARS ENDED JUNE 30, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                  PREFERRED STOCK         COMMON STOCK        ADDITIONAL
                                -------------------    -------------------     PAID-IN      ACCUMULATED
                                SHARES    PAR VALUE    SHARES    PAR VALUE     CAPITAL        DEFICIT       TOTAL
                                ------    ---------    ------    ---------    ----------    -----------    -------
Balances June 30, 1997........   586         $1        12,940       $13        $52,959       $(47,025)     $ 5,948
Exercise of stock options.....    --         --           403         1            455             --          456
Exercise of warrants..........    --         --           350        --            712             --          712
Issuance of common stock in
  lieu of payment of
  interest....................    --         --            41        --            177             --          177
Dividends on preferred
  stock.......................    --         --           183        --            531           (531)          --
Dividends on preferred stock
  to be distributed...........    --         --            --        --             92            (92)          --
Issuance of common stock in
  connection with UPI asset
  purchase....................    --         --         1,000         1          3,561             --        3,562
Conversion of series A
  Preferred Stock to common
  stock.......................   (97)        --           193        --             --             --           --
Net loss......................    --         --            --        --             --           (698)        (698)
                                 ---         --        ------       ---        -------       --------      -------
Balances, June 30, 1998.......   489          1        15,110        15         58,487        (48,346)      10,157
Exercise of stock options.....    --         --            19        --             20             --           20
Issuance of common stock......    --         --         1,160         1          1,739             --        1,740
Dividends on preferred
  stock.......................    --         --            --        --             --           (534)        (534)
Conversion of series A
  Preferred Stock to common
  stock.......................   (48)        --            97        --             --             --           --
Stock options issued to board
  members with exercise prices
  below the fair market value
  of common stock on the date
  of grant....................    --         --            --        --             20             --           20
Net loss......................    --         --            --        --             --         (6,202)      (6,202)
                                 ---         --        ------       ---        -------       --------      -------
Balances, June 30, 1999.......   441          1        16,386        16         60,266        (55,082)       5,201
Exercise of stock options.....    --         --           663         1          1,096             --        1,097
Issuance of common stock (less
  issuance cost of $39).......    --         --         1,831         2          3,814             --        3,816
Dividends on preferred
  stock.......................    --         --            --        --             --           (535)        (535)
Conversion of series A
  Preferred stock to common
  stock.......................   (25)        --            49        --             --             --           --
Conversion of Convertible Note
  to common stock.............    --         --         1,041         1          1,599             --        1,600
Stock options issued below the
  fair market value of common
  stock on the date of
  grant.......................    --         --            --        --             99             --           99
Warrants exercised............    --         --            30        --            105             --          105
Fair value of a warrant to
  purchase common stock issued
  to a service provider.......    --         --            --        --            100             --          100
Net loss......................    --         --            --        --             --         (7,113)      (7,113)
                                 ---         --        ------       ---        -------       --------      -------
Balances, June 30, 2000.......   416         $1        20,000       $20        $67,079       $(62,730)     $ 4,370
                                 ===         ==        ======       ===        =======       ========      =======

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                               2000       1999       1998
                                                              -------    -------    -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(7,113)   $(6,202)   $  (698)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Purchase of in-process research and development........       --         --      2,700
     Depreciation and amortization..........................    1,186      1,621      1,037
     Issuance of common stock in lieu of interest
       payments.............................................       --         --        177
     Stock options issued below the fair market value of
       common stock on the date of grant....................       99         20         --
     Fair value of a warrant to purchase common stock issued
       to a service provider................................      100         --         --
                                                              -------    -------    -------
  Changes in assets and liabilities:
     Accounts receivable....................................      568        860     (2,327)
     Other current assets...................................     (792)      (145)      (195)
     Other assets...........................................       25         44        (15)
     Accounts payable.......................................      627       (138)       760
     Accrued compensation...................................      378        (55)       525
     Accrued royalties and other current liabilities........      403       (254)      (136)
     Deferred revenues......................................     (390)      (314)       528
                                                              -------    -------    -------
Net cash provided by (used in) operating activities.........   (4,909)    (4,563)     2,356
                                                              -------    -------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Property and equipment purchases..........................     (489)      (632)    (1,158)
  Purchase of intangible assets.............................       --        (51)    (2,572)
  Purchases of short-term investments.......................       --         --     (5,092)
  Proceeds from sales of short-term investments.............       --      1,472      5,649
                                                              -------    -------    -------
Net cash provided by (used in) investing activities.........     (489)       789     (3,173)
                                                              -------    -------    -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under bank credit line.........................      536        453         --
  Cash received from exercise of stock options..............    1,097         20        712
  Cash received from exercise of warrants...................      105         --         --
  Issuance of common stock..................................    3,816      1,740        456
  Cash dividends............................................     (535)      (534)        --
                                                              -------    -------    -------
Net cash provided by financing activities...................    5,019      1,679      1,168
                                                              -------    -------    -------
Increase (decrease) in cash and cash equivalents............     (379)    (2,095)       351
Cash and cash equivalents, beginning of year................    2,619      4,714      4,363
                                                              -------    -------    -------
Cash and cash equivalents, end of year......................    2,240    $ 2,619    $ 4,714
                                                              =======    =======    =======
Supplemental disclosure of cash flow information:
  Income taxes paid.........................................  $    41    $    59    $   206
  Cash paid for interest....................................  $   108    $   160    $    --
Non cash financing activities:
  Exchange of common stock for assets.......................       --         --      3,562

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization and principles of consolidation. IntelliCorp is a United States-based corporation. The Company develops, markets and supports a comprehensive suite of eBusiness and Customer Relationship Management (CRM) consulting solutions for the SAP community. These consulting solutions, which consist of people, processes and technology, enable companies to accelerate the drive towards eBusiness by enabling companies to integrate front-office applications with back-office Enterprise Resource Planning (ERP) systems.

     Transitioning from primarily a product focus, beginning in fiscal 2001, IntelliCorp will now be focused on helping traditional Fortune 1000 companies rapidly enter the eBusiness world. IntelliCorp's consulting solutions provide SAP customers with an eBusiness strategy that maximizes their ERP investment and minimizes integration and data management issues associated with implementing best-of-breed software.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IntelliCorp GmbH (Germany), IntelliCorp Ltd. (United Kingdom), IntelliCorp SARL (France), and MegaKnowledge, Inc. All significant intercompany accounts and transactions are eliminated.

     Basis of presentation and accounting principles. As of June 30, 2000, the Company had an accumulated deficit of $62.7 million, a cash and cash equivalents balance of $2.2 million, and a working capital balance of $1.3 million. In addition, the Company incurred a net loss of $7.1 million for fiscal 2000. Management expects to incur additional losses through at least part of fiscal 2001 including the first quarter, and it recognizes the need to utilize all or some of its available financing resources as of June 30, 2000 to fund its cash requirements in fiscal 2001. Available financing resources as of June 30, 2000 consist of a bank credit facility of the lesser of $3.0 million or 80% of eligible accounts receivable. At June 30, 2000, the amount of the bank credit facility available was $1.8 million. The bank credit line expires in April 2001. At this time, management's plans for fiscal 2001 anticipate that revenues together with available financing alternatives will be sufficient to fund the Company's cash requirements through at least June 30, 2001. However, if anticipated revenues for fiscal 2001 do not meet management's expectations, and additional financing, above the available resources, are not available, management has the ability, and will be required to reduce certain planned expenditures to lower the Company's operating costs.

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Purchased intangible assets. Purchased intangible assets primarily consist of developed technology and other intangibles related to the acquisition of technology and related assets from Deloitte & Touche which was accounted for using the purchase method. See Note 3. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets. The purchased intangible assets are amortized over a period of 78 months or less. Acquired in-process research and development without alternative future use was expensed when acquired.

     Depreciation and amortization. Depreciation and amortization of capital equipment is computed using the straight-line method over estimated useful lives of the assets ranging from two to five years. Amortization of leasehold improvements is computed over the shorter of the lease term or the useful life of the underlying assets.

     Capitalized software costs. In March 1998, the AICPA issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. ("SOP 98-1"). SOP 98-1 requires entities to capitalize selected costs related to internal-use software once specified criteria have been met. The Company implemented SOP 98-1 during fiscal 2000 and capitalized costs associated with the implementation of internal-use software in accordance with the statement. As of June 30, 2000 the amount capitalized for software obtained for internal use totaled $239,000.

     Software development costs for software products which are sold by the Company, are capitalized once technological feasibility has been established, and such costs are amortized on a straight-line basis over the estimated useful life of the related product (which ranges from one to three years) or on the ratio of current revenues to the total of current and anticipated future revenues from the product, whichever is greater. Amortization of capitalized software development costs charged to software cost of revenues was approximately $49,000 and $138,000 in fiscal 1999 and 1998, respectively. There were no software development costs amortized in fiscal 2000. As of June 30, 2000 and 1999, the net book value of capitalized software was zero.

     Revenue recognition. The Company has adopted Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), and Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition ("SOP 98-4") which were issued by the American Institute of Certified Public Accounting ("AICPA"). In December 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999.

     The Company derives revenue from software licenses, post-contract customer support ("PCS"), and services. PCS includes telephone support, bug fixes, and rights to updates on a when-and-if-available basis. Services include training and consulting for software modification and customization to meet specific customer needs.

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

     Contract service revenues include applications development and consulting and training services. Contract revenues are recognized on a time and materials basis or on the percentage of completion basis for those fixed price contracts which involves the use of estimates. Actual results could differ from those estimates and, as a result, future profitability on such contracts may be more or less than planned.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statement("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is in the process of evaluating the impact from the adoption of SAB101 on its future revenues and results of operations.

     Income taxes. Tax credits reduce the provision for income taxes when realizable.

     Net loss per common share. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive potential common shares have been excluded from the net loss per share computation in fiscal years 2000, 1999 and 1998, as their effect is antidilutive.

     Stock options to purchase 3.8 million, 3.2 million, and 3.0 million at an average price of $2.08, $2.03 and $2.29 per share were outstanding during fiscal 2000, 1999 and 1998, respectively, but were not included in the computation of diluted net loss per share for those years. Also excluded from net loss per share were 416,000, and 441,000 convertible preferred shares during fiscal 2000 and 1999 respectively and warrants to purchase 1.1 million and 720,000 shares, at an average exercise price of $3.05 during fiscal years 2000 and 1999, respectively. These dilutive potential common shares have been excluded because the Company reported net losses and each of those potential shares would have had an antidilutive effect on net loss per common share.

     For the fiscal years ended June 30, 2000, 1999, and 1998, preferred stock dividends have been included in the net loss per common share computation. The Series A and B preferred stock dividends has been deducted from net loss to arrive at net loss applicable to common stockholders.

     Cash and cash equivalents. The Company considers all highly liquid investments with a maturity from the date of purchase of ninety days or less to be cash equivalents. At June 30, 1999, the Company had $46,000 in money market mutual funds which invest in various U.S. government securities including Treasury bills, notes and bonds, and U.S. corporate paper, certificates of deposit, and bank notes. These amounts are included in cash and cash equivalents. There were no cash equivalents as of June 30, 2000.

     The Company invests its excess cash in accordance with a short-term investment policy set by the Board of Directors. The policy authorizes investments in government securities, time deposits and certificates of deposit in approved financial institutions, commercial paper rated A-1/P-1, and other money market instruments of similar liquidity and credit quality. There were no short-term investments as of June 30, 1999 and 2000.

     The Company classifies its investments in debt and equity securities as available-for-sale and, in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), records its investments at fair value. However, as the Company had no short term investments as of June 30, 2000, and as the difference between amortized cost and fair value was immaterial as of June 30, 1999, there have been no amounts recorded for unrealized gains and losses as a separate component of stockholders' equity. Realized gains or losses from available-for-sale investments have also been insignificant.

     Foreign currency translation. The financial statements of foreign subsidiaries are translated using the U.S. dollar as the functional currency. Transaction and translation gains or losses are not significant. The Company does not enter into foreign currency forward exchange contracts.

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

     Revenues from one related party accounted for 20% of total revenues during fiscal 2000, 21% and 19% for 1999 and 1998, respectively, and revenues from another related party accounted for 10% of total revenues in fiscal 1999. No other customer accounted for more than 10% during fiscal 2000, 1999 or 1998.

     Fair value of financial instruments. The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses, the bank line of credit and the convertible notes approximate fair value.

     Stock-based compensation. As permitted under Statement of Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for stock-based awards to its employees.

     Comprehensive Income. Comprehensive loss is equal to net loss for the periods presented, as all other components of comprehensive loss were insignificant.

     Recent Pronouncements. In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company believes the adoption of SFAS 133 will have no material impact on its financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB 25 for (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that FIN 44 will not have a material effect on its financial position or results of operations.

 2. NET PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and at June 30 consist of:

                                                               2000           1999
                                                            -----------    -----------
Equipment.................................................  $ 7,572,000    $ 7,328,000
Furniture and fixtures....................................    1,777,000      1,776,000
Leasehold improvements....................................    1,030,000      1,047,000
                                                            -----------    -----------
Total property and equipment..............................   10,379,000     10,151,000
Accumulated depreciation and amortization.................   (9,468,000)    (9,105,000)
                                                            -----------    -----------
Net property and equipment................................  $   911,000    $ 1,046,000
                                                            ===========    ===========

 3. PURCHASED INTANGIBLES

     On January 23, 1998, the Company entered into an asset purchase agreement with ICS Deloitte Management LLC, an affiliate of Deloitte & Touche ("D&T") to purchase the rights to the UPI technology. This technology consisted of the intellectual and proprietary property comprised of UPI and included all related copyrights, processes, designs, formulas, inventions, trade secrets, know-how, technology, methodologies, principles of operations flow charts, schematics, codes and databases. UPI is presently a stand-alone software product sold under the name of LiveInterface and is used for automatically building and managing data interfaces for SAP R/3. It is used to help facilitate the data transfer between the SAP R/3 software and pre-existing or legacy systems.

     In consideration for these assets, the Company paid D&T approximately $2.6 million in cash and 1.0 million shares of the Company's common stock (with a fair market value of $3.56 per share) and assumed certain liabilities totaling $453,000. The acquisition was accounted for using the purchase method of accounting. The Company's total purchase price, including liabilities assumed is $6.6 million. For financial reporting purposes, values were assigned to acquired in-process research and development, developed technology, customer base and the assembled workforce.

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

     As of June 30, 2000 the components of purchased intangibles and their estimated lives are as follows:

                                       PURCHASE     ACCUMULATED      NET BOOK     ESTIMATED
                                        PRICE       AMORTIZATION      VALUE         LIFE
                                      ----------    ------------    ----------    ---------
                                                                                  (MONTHS)
Developed Technology................  $  868,000     $  868,000     $       --       15
Core Technology.....................   1,255,000        299,000        956,000       63
Excess over fair value of assets
  acquired..........................   1,545,000        594,000        951,000       78
Customer Base.......................     211,000        121,000         90,000       54
Assembled Work force................     100,000         62,000         38,000       48
                                      ----------     ----------     ----------
                                      $3,979,000     $1,944,000     $2,035,000
                                      ==========     ==========     ==========

 4. INCOME TAXES

     The Company's provision for income taxes consists of the following:

                                                            YEAR ENDED JUNE 30,
                                                       ------------------------------
                                                        2000       1999        1998
                                                       -------    -------    --------
CURRENT:
  Federal............................................  $    --    $19,000    $ 89,000
  State..............................................    9,000     38,000      29,000
  Foreign............................................   32,000      2,000      88,000
                                                       -------    -------    --------
                                                        41,000     59,000     206,000
DEFERRED:
  Federal............................................       --         --          --
  State..............................................       --         --          --
                                                       -------    -------    --------
Provision for income taxes...........................  $41,000    $59,000    $206,000
                                                       =======    =======    ========

     The Company's provision for income taxes differs from the amount computed by applying the federal statutory rate to income taxes as follows:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Expected income tax provision/(benefit) at U.S. federal
  statutory rate (34%)......................................  (34.0)%  (34.0)%  (34.0)%
State taxes, net of federal benefit.........................    0.1      0.4     11.5
Net operating losses and credits not currently benefited....   15.4     13.2     (3.2)
Foreign losses not currently benefited/(utilized)...........   15.4     16.7     29.8
Federal alternative minimum tax.............................     --       --     53.7
Foreign withholding taxes...................................    0.4      0.1     53.0
Other individual immaterial items...........................    3.3      4.6     13.3
                                                              -----    -----    -----
                                                                0.6%     1.0%   124.1%
                                                              =====    =====    =====

     Significant components of the Company's deferred tax assets for federal, state and foreign income taxes as of June 30, 2000 and 1999 are as follows:

                                                              2000            1999
                                                          ------------    ------------
Deferred tax assets:
  Net operating loss carryforwards......................  $ 19,500,000    $ 17,100,000
  General business credits (expire 2006 - 2020).........     3,100,000       3,000,000
  In process research and development...................     1,400,000       1,400,000
  Capitalized research and development..................       900,000              --
  Other.................................................       200,000         400,000
                                                          ------------    ------------
     Total deferred tax assets..........................    25,100,000      21,900,000
  Valuation allowance for deferred tax assets...........   (25,100,000)    (21,900,000)
                                                          ------------    ------------
  Net deferred tax assets...............................  $         --    $         --
                                                          ============    ============

     Due to the Company's lack of earnings history, the net deferred tax asset has been fully offset by a valuation allowance. Approximately $3.0 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

     At June 30, 2000, the Company had net operating loss carryforwards of approximately $42.0 million for federal income tax purposes, which will expire in fiscal years 2006 through 2020. The Company also had net operating loss carryforwards of approximately $5.0 million for state income tax purposes and $13.5 million for foreign income tax purposes. The state net operating loss carryforwards will expire in fiscal years 2000 through 2005. The foreign net operating loss carryforwards have an indefinite carryforward period.

     Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

 5. LEASE COMMITMENTS

     The Company leases its present facilities under noncancelable operating lease agreements through fiscal year 2004. The Company has commitments under noncancelable operating leases as of June 30, 2000, as follows: $1.6 million in fiscal 2001, $1.6 million in fiscal 2002, $1.4 million in fiscal 2003, and $206,000 in fiscal 2004.

     Rent expense was $1.7 million, in fiscal 2000, $1.6 million in fiscal 1999 and $915,000 in fiscal 1998.

 6. BANK LOAN

     In March 1999, the Company secured a $3.0 million credit facility from a bank, bearing annual interest at the bank's prime rate plus 2% (11.5 % as of June 30, 2000). The credit line is an asset-based facility, and the amount that can be borrowed under the loan is the lesser of $3.0 million or 80% of the eligible accounts receivable balances at any point in time. At June 30, 2000, the amount of the bank credit facility available was $1.8 million. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility is two years. The credit facility is secured by essentially all of the assets of the Company. The Company owed $989,000 on this credit facility at June 30, 2000.

 7. CONVERTIBLE NOTES

     In April 1996, the Company issued $3.4 million of seven-year unsecured senior convertible notes. The interest portion was only payable semi-annually in October and April at 10% per annum. Interest payments for the first two years were payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. On June 27, 1996, the noteholders agreed to exchange debt totaling $1.8 million for preferred stock and warrants (see Note 8).

     During fiscal 2000, note holders converted the remaining $1.6 million of the convertible notes into approximately 1.0 million shares of common stock in accordance with the terms of the Company's 1996 Convertible Note Agreement.

 8. STOCKHOLDERS' EQUITY

     Series A Preferred Stock and warrants. On June 27, 1996, the Company agreed to issue 580,645 shares of Series A Preferred Stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for the conversion of $1.8 million of the convertible debt. Such preferred shares and warrants were valued at $2.9 million, net of issue costs. Each share of the preferred stock is convertible into two common shares, subject to adjustments for dilutive events, and carries 10% mandatory cumulative dividends payable semi-annually in April and October. The dividends for the first two years were payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. Preferred stockholders have no voting rights unless dividend payments are more than two years in arrears, at which time the preferred stockholders shall have the right to vote with common stockholders as one class with the number of votes equal to the number of shares of common stock into which the preferred stock is convertible. The warrants are exercisable immediately, and expire in 2006. The Company can redeem the warrants at any time after five years, if the common stock trades at or above $6.00 per share, by paying a redemption price of $0.01 per warrant. A dilutive event occurred in March 1999 in connection with the sale of common stock to an investor and caused each share of preferred stock to be convertible into two and seventeen one-thousandth common shares.

     The Series A Preferred Stock and warrants issuable in fiscal 1996 (discussed above) were issued in August 1996. In January and April 1998, one Series A Preferred stockholder converted 96,774 shares of Series A Preferred Stock into 193,548 shares of Common Stock. In September 1998, the same stockholder converted 48,387 shares of Series A Preferred Stock into 96,744 shares of common stock. In January 2000, a stockholder converted 24,194 shares of Series A Preferred Stock into 48,794 shares of Common Stock. The Company has reserved 1.6 million shares of common stock for issuance upon conversion of the remaining preferred stock and exercise of these warrants. The common shares issuable in connection with the conversion of Series A Preferred Stock or exercise of warrants were registered on December 23, 1996. In the event of any liquidation or winding up of the Company, the holders of Series A Preferred Stock will be entitled to receive in preference to the holders of common stock an amount equal to $3.10 per share plus any accumulated and unpaid dividends on the preferred stock. The total liquidation preference for Series A Preferred Stock would be approximately $1.3 million at June 30, 2000.

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

     In the event of any liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock will be entitled to receive, junior to the rights of the holders of Series A Preferred Stock, in preference to the holders of common stock, an amount equal to $1,000 per share plus all accumulated and unpaid dividends on the Series B Preferred Stock. The total liquidation preference for Series B Preferred Stock would be approximately $5.1 million at June 30, 2000. The Company has reserved 2.5 million shares of common stock for issuance upon conversion of the Series B Preferred Stock. These common shares were registered on July 30, 1997.

     Common Stock Arrangement. In March 1999, the Company consummated an equity arrangement which required certain investors to purchase, in a private placement, up to $3.0 million of the Company's common stock through March 2000, if and when requested by the Company. The purchase price was set at 10% above the market price at the time the purchase is made, with a minimum price of $1.50 per share and a maximum of $3.00 per share. As of June 30, 2000, the Company issued 1.5 million shares of common stock at $1.50 and $3.00 per share for aggregate proceeds of $2.9 million.

     In May 2000 and June 2000, the Company amended the March 1999 equity arrangement to require certain investors to purchase, in a private placement, an additional $2.8 million of the Company's common stock through December 2000, if and when requested by the Company. The purchase price is set at 10% above the market price at the time the purchase is made, with a minimum price of $1.00 per share and a maximum of $2.00 per share. As common stock is purchased under this amended agreement, the Company will issue five year warrants to purchase common stock with the number of shares under the warrant arrangement equal to 25% of the number of common shares purchased. The exercise price of the warrants will be 10% above the purchase price of the shares purchased. As of June 30, 2000, the Company issued 1.4 million shares of common stock for aggregate proceeds of $2.7 million, at a price of $1.68 and $2.00 per share under this amended agreement, and issued warrants to purchase 361,532 shares of common stock at an exercise price of $1.85 and $2.20.

     Stock Option Plans. In December 1998, the stockholders authorized an additional 1.5 million shares for a total of 4.5 million shares authorized under the Company's 1991 Stock Option Plan. Incentive stock options may not be granted with exercise price at less than fair market value; non-qualified options may be granted with exercise prices at less than fair market value. Both types of options are exercisable in full immediately upon grant. However, the Company retains the right to repurchase unvested shares issued upon exercise of an option at the original exercise price per share. Unless otherwise provided by the 1991 Stock Option Plan, the repurchase rights typically expire over periods of up to four years. Most options expire on approximately the tenth anniversary of the date of grant. At June 30, 2000, options for 541,920 shares were available for future grant, 1.3 million options were vested, and no shares outstanding from option exercises were subject to repurchase. Options for 190,000 of shares granted under prior plans are outstanding and exercisable as of June 30, 2000.

     In December 1997, the stockholders authorized an additional 150,000 shares for 250,000 shares authorized under the Company's 1991 Non-employee Director's Stock Option Plan. Options may be granted at fair market value to non-employee directors at set times as provided in the Non employee Directors Plan, and should the Board elect to waive fees paid by the Company to non-employee directors, that amount of fees waived can be applied to reduce the exercise price of options granted, pursuant to the terms of the Plan. Options are exercisable in full six months after the date of grant. The Company retains the right to repurchase unvested shares issued upon exercise of an option at the exercise price per share with the right to repurchase expiring over a two year period. At June 30, 2000, options for 100,625 shares were available for future grant, 125,000 options were exercisable and no shares outstanding from option exercises were subject to repurchase.

     In January 1998, The Board of Directors authorized 267,000 shares to be granted to employees in connection with the purchase of UPI technology (refer to Note 3). The options may be granted at the fair market value on the date of grant with a term of 10 years and vesting over four years. 50% of the fourth year vesting for certain employees may be accelerated based on the achievement of certain milestones. The options are exercisable when vested. At June 30, 2000, there were no shares available for future grant and 93,907 options were vested.

     During fiscal 2000, the Company granted two new officers options to purchase 400,000 common shares (outside the Employee and Non-employee Stock Option Plans) with a term of 10 years and an exercise price of $1.50 per share which was fair market value on the date of grant, and cancelled 103,125 options previously granted to another officer who terminated during fiscal 2000. In September 1998, the Company granted options to purchase 25,000 common shares to a non-employee director at $1.81 per share, which was fair market value on the date of grant. These options became fully vested at the time they were granted. In addition, in October 1998, the Company granted options to purchase 160,000 common shares to an officer at $0.8450 per share which was fair market value on the date of grant. Options for 10,000 shares became fully vested at the time they were granted, and the remaining 150,000 options vest over a four year period. At June 30, 2000, options for 425,000 shares granted outside the employee and non-employee stock option plans were outstanding.

     During fiscal 2000, in connection with the retention of an executive officer, the Company granted options to purchase 60,000 common shares with an exercise price of $0.875 per share, which was a price less than fair market value at the date of grant. The Company recorded $79,000 of compensation expense related to this option.

     The Company has reserved a sufficient number of shares of common stock to be issued upon exercise of warrants and options outstanding and to be granted.

     A summary of stock option activity under all stock option arrangements follows:

                                               2000                      1999                      1998
                                      -----------------------   -----------------------   -----------------------
                                                  WEIGHTED                  WEIGHTED                  WEIGHTED
                                                  AVERAGE                   AVERAGE                   AVERAGE
       (SHARES IN THOUSANDS)          SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE
       ---------------------          ------   --------------   ------   --------------   ------   --------------
Shares:
  Outstanding at beginning of
     year...........................  3,214         2.03        3,027        $2.29        2,737        $1.73
  Granted...........................  2,061         2.91          974         1.47          818         3.47
  Exercised.........................   (663)        1.76          (19)        1.04         (403)        1.06
  Canceled..........................   (802)        2.09         (768)        2.37         (125)        1.68
                                      -----         ----        -----        -----        -----        -----
  Outstanding at end of year........  3,810         2.08        3,214        $2.03        3,027        $2.29

     The exercise price of options exercised during fiscal 2000 ranged from $0.63 to $5.19.

     The following table summarizes information about options outstanding and exercisable at June 30, 2000:

                              OPTIONS OUTSTANDING

                                                                       WEIGHTED            WEIGHTED
                    RANGE OF                          NUMBER       AVERAGE REMAINING       AVERAGE
                EXERCISE PRICES                     OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE
                ---------------                     -----------    -----------------    --------------
$0.1875 - $1.6875...............................     1,245,866           7.81years         $0.9706
 1.7500 -  2.0000...............................       732,451           7.25               1.8773
 2.0313 -  2.7500...............................       449,711           6.84               2.3242
 2.8438 -  3.5000...............................       401,595           7.10               3.1255
 3.5625 -  4.6875...............................       980,850           9.34               4.4627
                                                     ---------           ----              -------
$0.1875 - $4.6875...............................     3,810,473           7.91years         $2.2130

     The Company has elected to continue to follow APB 25 for accounting for its employee stock options because, as discussed below, the alternative fair value method of accounting prescribed by SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

     Pro forma information regarding net loss and loss per share in fiscal 2000, 1999 and 1998 has been determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method prescribed by SFAS 123. The resulting effect on pro forma net loss and loss per share disclosed for fiscal 2000, 1999 and 1998 is not likely to be representative of the effects on net income and earnings per share on a pro forma basis in future years, because fiscal 2000, 1999 and 1998 pro forma results include the impact of only four years, three years, and two years, respectively, of grants and related vesting, while subsequent years will include additional years of grants and vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions for fiscal 2000, 1999 and 1998: weighted average risk-free interest rates of 6.5%, 5.0% and 5.7% respectively; dividend yields of 0% for all three years; volatility factors of the expected market price of the Company's common stock of 85%, 85% and 68%, respectively; and a weighted-average expected life of five years which represents one year beyond vesting. The weighted average fair value of options granted during fiscal 2000, 1999 and 1998 was $2.30, $1.17 and $1.80, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. Pro forma information for the years ended June 30 follows:

                                                                 YEAR ENDED JUNE 30,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
                                                                    (IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Net loss applicable to common shareholders -- pro forma.....  $9,734    $7,600    $1,514
Net loss per common share -- pro forma (including preferred
  stock dividends)..........................................  $ 0.56    $ 0.50    $ 0.15

9. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company conducts its business within one industry segment. The breakdown of revenues is as follows:

                                                                   YEAR ENDED JUNE 30,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS):
United States...............................................  $14,387    $14,675    $17,595
Europe......................................................    7,682      6,101      5,581
Pacific Rim/Latin America...................................      597      1,185      1,269
                                                              -------    -------    -------
          Total revenues....................................  $22,666    $21,961    $24,445
                                                              =======    =======    =======

     Revenues and operating income recorded by the foreign subsidiaries of the Company and their corresponding identifiable assets were not material in fiscal 2000, 1999 or 1998.

10. RELATED PARTY TRANSACTIONS

     On August 8, 1996, SAP AG purchased from Informix Corporation approximately
1.7 million shares of common stock of the Company. This total represents all the Company shares previously held by Informix Corporation. As of June 30, 2000, SAP AG holds approximately 8.7% of the outstanding common stock of the Company. The Company recognized $4.3 million and $4.6 million of total revenues from SAP AG during fiscal 2000 and 1999, respectively and had $1.6 million and $732,000 included in accounts receivable at June 30, 2000 and 1999, respectively, from SAP AG.

11. SUBSEQUENT EVENTS

     On July 17, 2000, IntelliCorp announced a reorganization of its existing product offerings to provide for greater operational efficiency and focus. This reorganization included a reduction-in-force as well as staff transfers from products to CRM/eCRM consulting solutions, which affected approximately 20% of IntelliCorp's workforce. The one-time cost of the reduction-in-force is estimated to be approximately $150,000, which includes expenses such as severance pay, legal fees and contract cancellation fees. These expenses will be recorded in the quarter ending September 30, 2000.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
IntelliCorp, Inc.

     We have audited the accompanying consolidated balance sheets of IntelliCorp, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with accounting principles generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntelliCorp, Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Palo Alto, California
July 28, 2000

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

EXECUTIVE OFFICERS OF THE REGISTRANT.

     As of September 7, 2000, the executive officers and directors of IntelliCorp are as follows:

                  NAME                    AGE                        POSITION
                  ----                    ---                        --------
Kenneth Haas............................  49     Director and Chief Executive Officer
Raymond G. Moreau.......................  54     President and Chief Operating Officer
Gregory Sulier..........................  51     Executive Vice President
Peter Christiansen......................  42     Vice President, Advanced Development
Jerome Klajbor..........................  44     Vice President Finance, Secretary and Chief
                                                 Financial Officer
David Loeb..............................  39     Vice President, and Managing Director, Consulting
                                                 and Training
Adrian Rayner...........................  48     Vice President and Managing Director, Europe
Martin Snelgrove........................  37     Vice President, Product Development
Katharine Branscomb(1)(2)...............  44     Director
Norman Wechsler(1)(2)...................  55     Director
Arthur Berry(1)(2)......................  59     Director
Elmer F. Fisher(2)......................  62     Director
Robert Lauridsen(1)(2)..................  52     Director

---------------
(1) Audit Committee Member

(2) Compensation and Stock Option Committee Member

     Mr. Haas joined IntelliCorp as General Counsel in 1983. Mr. Haas was promoted to Vice President and Secretary in 1984, then appointed Vice President, Finance and Chief Financial Officer in January 1990. In 1992, Mr. Haas was promoted to President, and in 1999 to Chief Executive Officer. Mr. Haas has been a Director of the Company since 1993. Mr. Haas received a B.A. degree from Harvard College, his J.D. from Harvard Law School, and attended the Harvard Business School Advanced Management Program.

     Mr. Moreau joined IntelliCorp as President and Chief Operating Officer in August 2000. Prior to IntelliCorp, Mr. Moreau served as Senior Partner at Ernst & Young, directing technology-oriented projects in excess of $250 million. From 1988 to 1995 he was the Managing Director responsible for building a highly effective team consisting of 30 partners and 380 consultants servicing thirteen states. Mr. Moreau held various Director positions at Davy International, Exxon, and Peat, Marwick & Mitchell CPA's. Mr. Moreau received a MBA degree in Quantitative Management Science and Accounting and a B.S. degree in Industrial Management from Louisiana Tech University.

     Mr. Sulier joined IntelliCorp as Executive Vice President, Consulting Services in May 2000. Prior to IntelliCorp, Mr. Sulier spent 13 years with Ernst & Young, where he was most recently a senior consulting partner. From 1986 to 1987 Mr. Sulier worked at American Medical International first as the Sales and Marketing Automation Project Manager and then as the Director of Quality Assurance. Mr. Sulier received a M.A. degree in Communications from the California State University, Northridge.

     Mr. Klajbor joined IntelliCorp as Chief Financial Officer in June 2000. Prior to IntelliCorp, Mr. Klajbor served as CFO at Stanford Telecommunications and was part of a successful $500 million merger with Newbridge Networks. From 1987 to 1988, Mr. Klajbor worked at Acurex Corporation as the Supervisor of Contracts. From 1978 to 1986 he worked for the U.S. Government. Mr. Klajbor received a B.A. in Political Science/Public Administration from Washington State University.

     Mr. Higdon joined IntelliCorp as Vice President of North American Sales in November 1999. Prior to IntelliCorp, Mr. Higdon served as the Director of National Sales at Walker from 1997 to 1999. From 1989 to 1997 he was Vice President of Sales at National Computer Systems where he was responsible for all software application sales. Mr. Higdon received a BSBA in Economics from the University of Florida.

     Mr. Rayner joined IntelliCorp as European General Manager in November 1993. Mr. Rayner was promoted to Vice President and Managing Director, Europe in 1997. Prior to IntelliCorp, he was the United Kingdom Sales Director for Boole & Babbage from 1991 to 1993, and from 1987 to 1991 he served as the National Sales Manager at Phillips Business Systems. Mr. Rayner holds an Electrical Engineering degree from the University of London.

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

     Mr. Lauridsen has been a Director of the Company since April 1999. He is a Partner with R.B. Webber & Company in Palo Alto, California, a management-consulting firm focused on working with high technology companies. He has been with R.B. Webber since 1995. From 1990 to 1995, Mr. Lauridsen was an executive with Apple Computer; from 1991 as Vice President of Corporate Development. Mr. Lauridsen's has also been a Partner with The Boston Consulting Group and Booz, Allen & Hamilton's Technology Practice. He was also founder and CEO of Redwood Fire and Casualty Insurance Company, a subsidiary of Berkshire Hathaway Company.

     Mr. Fisher joined the IntelliCorp Board of Directors in July 2000. Mr. Fisher held the position of Chairman/CEO at Deliotte Consulting/ICS, where he built a $1 billion, 5,000 person global SAP consultancy firm. From 1990-1995 he worked as the National Managing Director of Operations at Deloitte & Touche.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) 2. EXHIBITS

                                    DESCRIPTION
    3-A     Certificate of Incorporation(1)
    3-B     By-Laws(2)
    10-AA   Office Lease dated as of February 27, 1995 between
            Registrant and El Camino Office Investments, as amended(3)
    10-FF   Registrant's 1991 Stock Option Plan(2)
    10-GG   Registrant's 1991 Nonemployee Directors Stock Option Plan(2)
    10-JJ   Employment Agreement dated October 30, 1991 between
            Registrant and Kenneth H. Haas(2)
    10-KK   Employment Agreement dated October 30, 1992 between
            Registrant and Gary Fine(5).
    10-OO   Seven-Year Senior Convertible Note Purchase Agreement dated
            April 19, 1996(6).
    10-PP   Form of Senior Convertible Note(6)
    10-QQ   Agreement to exchange convertible debt for preferred stock and warrants(4).
    10-RR   Series B Preferred Stock Purchase Agreement dated March 19,
            1997(7).
    10-SS   Office Lease dated March 17, 1998(5).
    10-TT   UPI asset purchase dated January 23, 1998(5).
    20      Definitive form of Proxy Statement for the Annual Meeting of
            Stockholders to be held December 7, 1999(4).
    21      Subsidiaries of Registrant(1).
    23      Consent of Ernst & Young LLP, Independent Auditors.
    25      Power of Attorney -- See page 46 hereof.
    27      Financial Data Schedule.

(b) REPORTS ON FORM 8-K

     No reports have been filed for the fiscal year ended June 30, 2000.
---------------
(1) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 and incorporated herein by reference.

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

                                          INTELLICORP, INC.

                                          By:      /s/ KENNETH H. HAAS
                                            ------------------------------------
                                                      Kenneth H. Haas
                                            Director and Chief Executive Officer

Date: September 28, 2000

                      POWER OF ATTORNEY TO SIGN AMENDMENTS

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Kenneth H. Haas and Jerome F. Klajbor, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                 /s/ KENNETH H. HAAS                           Director and          September 28,2000
-----------------------------------------------------    Chief Executive Officer
                   Kenneth H. Haas

                /s/ RAYMOND G. MOREAU                         President and          September 28, 2000
-----------------------------------------------------    Chief Operating Officer
                  Raymond G. Moreau

                /s/ JEROME F. KLAJBOR                    Chief Financial Officer     September 28, 2000
-----------------------------------------------------         and Secretary
                  Jerome F. Klajbor

             /s/ KATHARINE C. BRANSCOMB                          Director            September 28, 2000
-----------------------------------------------------
               Katharine C. Branscomb

               /s/ NORMAN J. WECHSLER                            Director            September 28, 2000
-----------------------------------------------------
                 Norman J. Wechsler

                 /s/ ARTHUR W. BERRY                             Director            September 28, 2000
-----------------------------------------------------
                   Arthur W. Berry

               /s/ ROBERT A. LAURIDSEN                           Director            September 28, 2000
-----------------------------------------------------
                 Robert A. Lauridsen

                 /s/ ELMER F. FISHER                             Director            September 28, 2000
-----------------------------------------------------
                   Elmer F. Fisher

                                 EXHIBIT INDEX

                               INTELLICORP, INC.
                                  FORM 10-KSB

INDEX
 NO.
-----
3-A    Certificate of Incorporation(1).
3-B    By-Laws(2).
10-AA  Office Lease dated as of August 31, 1993 between Registrant and El Camino Office Investments, as amended(3).
10-FF  Registrantis 1991 Stock Option Plan(2).
10-GG  Registrantis 1991 Nonemployee Directors Stock Option
       Plan(2).
10-JJ  Employment Agreement dated October 30, 1991 between the
       Registrant and Kenneth H. Haas(2).
10-KK  Employment Agreement dated October 30, 1992 between the
       Registrant and Gary Fine(5).
10-OO  Seven Year Senior Convertible Note Purchase Agreement dated
       April 19, 1996(6).
10-PP  Form of Senior Convertible Note(6).
10-QQ  Agreement to exchange convertible debt for preferred stock and warrants(4).
10-RR  Series B Preferred Stock Purchase Agreement dated March 19,
       1997(7).
10-SS  Office Lease dated March 17, 1998(5).
10-TT  UPI asset purchase dated January 23, 1998(5).
20     Definitive form of Proxy Statement for the Annual Meeting of
       Stockholders to be held December 8, 1998(4).
21     Subsidiaries of Registrant(1).
23     Consent of Ernst & Young LLP, Independent Auditors.
25     Power of Attorney. -- See page 46 hereof.
27     Financial Data Schedule.

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