Form 10QSB
period 2000-09-30
INTELLICORP INC
filed 2000-11-14
CIK 730169

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

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

                                YES [X]    NO[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                   Outstanding as of
   Class                                           October 31, 2000
   ----------------------------                    ----------------
   Common stock,
   $.001 par value                                  20,100,607 shares

                     This document is comprised of 12 pages.

                                TABLE OF CONTENTS



                                                                                    Page
                                                                                    ----
PART I.  FINANCIAL INFORMATION

      Item 1.           Financial Statements (unaudited)
                        Condensed Consolidated Balance Sheets..........................3
                        Condensed Consolidated Statements of Operations................4
                        Condensed Consolidated Statements of Cash Flows................5
                        Notes to Condensed Consolidated Financial Statements.........6-7

      Item 2.           Management's Discussion and Analysis of
                        Financial Condition and Results of Operations...............8-10


PART II.  OTHER INFORMATION

      Item 6.           Exhibits and Reports on Form 8-K..............................10

SIGNATURE.............................................................................11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS



                                        September 30,    June 30,
(In thousands)                              2000         2000(1)
                                        -------------    --------
                                         (unaudited)
Assets
Current assets:
Cash and cash equivalents                 $  2,113       $  2,240
Accounts receivable, net                     6,708          5,729
Other current assets                           846          1,264
                                          --------       --------
      Total current assets                   9,667          9,233

Property and equipment, net                    564            911
Purchased intangibles, net                   1,894          2,035
Other assets                                   165            134
                                          --------       --------


                                          $ 12,290       $ 12,313
                                          ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                          $  1,548       $  1,899
Accrued compensation                         1,653          1,644
Accrued royalties                              259            295
Other current liabilities                    1,079          1,443
Bank loan                                    2,143            989
Deferred revenues                            1,559          1,673
                                          --------       --------
      Total current liabilities              8,241          7,943


Stockholders' equity:
Preferred stock                                  1              1
Common stock                                    20             20
Additional paid - in capital                68,230         67,079
Accumulated deficit                        (64,202)       (62,730)
                                          --------       --------
      Total stockholders' equity             4,049          4,370
                                          --------       --------

                                          $ 12,290       $ 12,313
                                          ========       ========

(1) The consolidated balance sheet at June 30, 2000, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three months ended
   (In thousands, except                           September 30,
   per share amounts)                        -----------------------
                                               2000           1999
                                             --------       --------
                                                   (unaudited)
Revenues:
      Software                               $  1,590       $  2,719
      Contract services                         3,713          3,173
      Other services                              730            842
                                             --------       --------
      Total revenues                            6,033          6,734
                                             --------       --------

Costs and expenses:
      Cost of revenues:
           Software                               192            263
           Contract services                    2,817          1,938
           Other services                          99            218
      Research and development                    639          1,415
      Marketing, general, and
           administrative                       3,590          3,444
                                             --------       --------
      Total costs and expenses                  7,337          7,278
                                             --------       --------


Loss from operations                           (1,304)          (544)

Other income (expense), net                       (35)           (38)
                                             --------       --------

Loss before provision
      for income taxes                         (1,339)          (582)

Provision for income taxes                         --              6
                                             --------       --------

Net loss                                     $ (1,339)      $   (588)
                                             ========       ========

Series A and Series B Preferred
      stock dividends                            (133)          (135)
                                             --------       --------

Net loss attributable to
      common shareholders                    $ (1,472)      $   (723)
                                             ========       ========

Basic and diluted net loss per
      common share                           $  (0.07)      $  (0.04)
                                             ========       ========


Shares used in computing basic and
      diluted net loss per common share        20,043         16,421
                                             ========       ========


See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (decrease) in cash and cash equivalents
(in thousands)

                                                                    Three months ended
                                                                      September 30,
                                                                  ---------------------
                                                                   2000          1999
                                                                  -------       -------
                                                                       (unaudited)
Cash flows from operating activities:
      Net loss                                                    $(1,339)      $  (588)
      Adjustments to reconcile net loss to net
            cash provided by (used in) operating activities:
      Depreciation and amortization                                   252           314
      Abandoned software written-off                                  249            --
      Changes in assets and liabilities:
            Accounts receivable                                      (979)       (1,496)
            Other current assets                                      768           (68)
            Other assets                                              (31)           14
            Accounts payable                                         (351)         (119)
            Accrued compensation                                        9           248
            Other current liabilities                                (400)           93
            Deferred revenues                                        (114)          (13)
                                                                  -------       -------
      Net cash (used in) operating activities                      (1,936)       (1,615)
                                                                  -------       -------

Cash flows from investing activities:
      Property and equipment purchases                                (13)          (64)
                                                                  -------       -------
Net cash (used in) investing activities                               (13)          (64)
                                                                  -------       -------

Cash flows from financing activities:
      Net borrowings under bank credit line                         1,154           605
      Payment of dividends                                           (133)         (135)
      Cash received from sale of common stock                         801            18
                                                                  -------       -------
Net cash provided by financing activities                           1,822           488
                                                                  -------       -------

Decrease in cash and cash equivalents                                (127)       (1,191)
Cash and cash equivalents, beginning of period                      2,240         2,619
                                                                  -------       -------

Cash and cash equivalents, end of period                          $ 2,113       $ 1,428
                                                                  =======       =======


See notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended June 30, 2000, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring entries) which are necessary for a fair presentation of the results of the interim periods presented. The interim results are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2001.

2. SIGNIFICANT CUSTOMERS. A related party accounted for 26% ($1,190,000) and 13% ($881,000) of the total revenues for the three month periods ended September 30, 2000 and 1999, respectively. A commercial customer accounted for 19% ($834,000) and 7% ($454,000) of the total revenues for the three month period ended September 30, 2000 and 1999, respectively.

3. INCOME TAXES. The Company's provision for income taxes of $6,000 for the three months ended September 30, 1999 is attributable to income taxes, primarily state and local.

4. COMPREHENSIVE LOSS. For the three months ended September 30, 2000 and 1999, respectively, comprehensive loss equaled net loss.

5. BANK LOAN. In March 1999, the Company secured a $3.0 million credit facility from a bank, bearing annual interest at the bank's prime rate plus 2% (11.5 % as of September 30, 2000). The credit line is an asset-based facility, and the amount that can be borrowed under the loan is the lesser of $3.0 million or 80% of the eligible accounts receivable balances at any point in time. At September 30, 2000, the amount of the bank credit facility available was $2.1 million. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility is two years. The credit facility is secured by essentially all of the assets of the Company. The Company owed $2.1 million on this credit facility at September 30, 2000.

6. EQUITY INVESTMENT. In May 2000, the Company consummated an equity arrangement with one of its existing investors, whereby the Company has the right to require the investor to purchase, in a private placement, up to $2,800,000 of the Company's common stock. The purchase price is set at 10% above the market price at the time the purchase is made, with a minimum price of $1.00 per share and a maximum price of $2.00 per share. The investor will receive five-year warrants equal to 25% of the number of shares purchased. This equity arrangement will terminate on the earlier of December 31, 2000 or upon the receipt by the Company of at least $5,000,000 in other third party equity financing. As of September 30, 2000, the Company has issued 596,126 and 850,000 shares of common stock at $1.6775 and $2.00 per share, respectively, for aggregate proceeds of $2,700,000 under this arrangement.

        In September 2000, the Company consummated an equity arrangement, which requires certain investors to purchase, in a private placement, up to $1,000,000 of the Company's common stock. The purchase price is set at $1.00 per share. The investors will receive five-year warrants equal to 25% of the number of shares purchased. On September 29, 2000, the Company issued 1,000,000 shares of common stock.

7. NET LOSS PER SHARE. Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as their effect is antidilutive.

8. RESTRUCTURING COST. On July 17, 2000, IntelliCorp announced a reorganization of its existing product offerings to provide for greater operational efficiency and focus. This reorganization included a reduction-in-force as well as staff transfers from products to CRM/eCRM consulting solutions, which affected approximately 20% of IntelliCorp's workforce. The reorganization also included the abandonment of certain internal use software. There were a total of 13 employees affected by the reduction in force, which consisted of four technical professionals and nine employees in Marketing, General and Administration. The one-time cost of the reduction-in-force was approximately $120,000, which included expenses such as severance pay, legal fees and contract cancellation fees. IntelliCorp expensed $247,000 in connection with the abandonment of internal use software, which had previously been capitalized.

9. RECENT PRONOUNCEMENTS. On October 12, 2000, the Securities and Exchange Commission (SEC) staff issued its Frequently Asked Questions (FAQ) document on Staff Accounting Bulletin No. 101 (SAB101). The FAQ document provides new guidance and formalizes the position the SEC staff has taken on certain SAB101 implementation issues. Additionally, the SAB and FAQ document also provides guidance on disclosure, both in footnotes and in M D & A, registrants should make regarding their revenue recognition policies and impact of events and trends on revenue. SAB 101 is required to be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999, with the effective date of July 1, 2000. The Company does not expect a material impact from the adoption of SAB 101 on its future revenues and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other than statements of historical fact, the statements made in this report on Form 10-QSB are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Results of Operations" and "Liquidity and Capital Resources" below and in "Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

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

Total revenues were $6,033,000 for the three months ended September 30, 2000, compared to $6,734,000 for the same period in the prior year.

The geographic breakdown of revenue is as follows:

                               Three months ended        %
(In thousands)                    September 30,        Change
                               ------------------      ------
                                2000        1999
                               ------      ------
North America                  $4,210      $4,704         (11)%
Europe                          1,726       1,701           1%
Pacific Rim/Latin America          97         329         (71)%
                               ------      ------      ------
      Total revenue            $6,033      $6,734          10%

The geographic revenue as a percentage of revenue is as follows:

                         Three months ended
                           September 30,
                         ------------------
                          2000      1999
                         -----      ----
North America               70%       70%
Europe                      29%       25%
Pacific/Latin America        1%        5%
                           ---       ---
      Total                100%      100%

Software revenues for the three month period ended September 30, 2000 decreased 42% compared to the same period in the prior year. The lower revenue is primarily attributable to lower revenue from LiveModel license sales.

Contract services revenues, which includes training revenues and consulting services, increased 17% for the three month period ended September 30, 2000, compared to the same prior year period. The increase is primarily due to growth in Customer Relationship Management (CRM) consulting services, however, the overall contract service revenue was offset in lower revenues in LiveModel and LiveInterface services and paid application development services.

Other services revenue decreased 13% during the three months ended September 30, 2000, compared to the same period a year ago. The decrease is primarily due to decreased product support revenues related to LiveInterface and LiveModel licenses.

Gross margin, as a percentage of total revenues for the three months ended September 2000, was 48% compared to 64% in the same period in the prior year. The decrease in gross margin was due to increased Contract Service revenue which has a lower overall margin than Software Licensing. Software margins were 88% for the three months ended September 30, 2000, compared to 90% for the same prior year period. The decrease in software margins were due to higher royalty payments for new products, particularly LiveSynchronizer. Contract services margins were 24% for the three months ended September 30, 2000, compared to 39% in the same period in the prior year. Lower margins in Contract Services are primarily attributed to decreased margins in the Company's application development services and BPM/EAI services due to a decrease in such revenues. The margin on other services was 86% for the three months period ended September 30, 2000, compared to 74% for the same prior year period. The increase in gross margin on other services was due to lower overall expenses in the related department.

Research and development (R&D) expenses decreased $776,000 (55%) during the three months ended September 30, 2000 from the same prior year period. R&D expenses as a percentage of total revenues for the three months ended September 30, 2000 were 11% compared to 21% in the same prior year period. Both lower expenses and a lower percentage of revenue can be attributed to the transitioning of software products from development to production.

Marketing, general and administrative expenses increased $146,000 (4%) during the three months ended September 30, 2000, compared to the same prior year period. The increase is primarily due to the write-off of abandoned software, which was purchased for internal use and increased recruiting costs. The increase was offset by the decreased head count in the sales and marketing departments due to the Company's reorganization. In total, marketing, general and administrative expenses were 60% of revenues for the three months ended September 30, 2000 compared to 51% of revenues for the same period last year.

Other income and expense, net, which includes interest income and expense, for the three months ended September 30, 2000 decreased $3,000 compared with the same period in the prior year. Other income and expense, net, remained relatively flat.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, cash, cash equivalents and short-term investments were $2,113,000 compared to $2,240,000 at June 30, 2000.

Cash used in operations was $1,936,000 during the three months ended September 30, 2000, compared to $1,615,000 in the same period of the prior year. The increase in cash used in operations is primarily due to the increase in accounts receivable of $979,000 during the period. Cash used by investing activities was $13,000 in the three months ended September 30, 2000 compared to $64,000 in the same period the prior year.

Cash provided by financing activities was $1,822,000 for the three months ended September 30, 2000 compared to $488,000 in the same period in the prior year. The increase in cash provided by financing activities was due to the increased draw down of the Company's revolving bank credit line and the additional equity funding.

In May 2000, the Company consummated an equity arrangement with one of its existing investors, whereby the Company has the right to require the investor to purchase, in a private placement, up to $2,500,000 of the Company's common stock. The purchase price is set at 10% above the market price at the time the purchase is made, with a minimum price of $1.00 per share and a maximum price of $2.00 per share. The investor will receive five-year warrants equal to 25% of the number of shares purchased. This equity arrangement will terminate on the earlier of December 31, 2000 or upon the receipt by the Company of at least $5,000,000 in other third party equity financing.

In September 2000, the Company consummated an equity arrangement, which requires certain investors to purchase, in a private placement, up to $1,000,000 of the Company's common stock. The purchase price is set at $1.00 per share. The investors will receive five-year warrants equal to

25% of the number of shares purchased. On September 29, 2000, the Company issued 1,000,000 shares of common stock.

In addition to the equity investment agreements, the Company secured a $3.0 million credit facility from a bank, bearing annual interest at the bank's prime rate plus 2% (11.5 % as of September 30, 2000). The credit line is an asset-based facility, and the amount that can be borrowed under the loan is the lesser of $3.0 million or 80% of the eligible accounts receivable balances at any point in time. At September 30, 2000, the amount of the bank credit facility available was $2.1 million. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility is two years. The credit facility is secured by essentially all of the assets of the Company. The Company owed $2.1 million under this credit facility at September 30, 2000.

The Company believes its cash and cash equivalents at September 30, 2000, along with expected cash generated from operations and available funds from the equity arrangement and bank credit line, will be adequate to fund its operations through fiscal 2001. There can be no assurance, however, that the Company will be able to raise additional capital on favorable terms, if at all. If revenues for the remainder of fiscal 2001 do not meet management's expectations, and additional financing is not available, management has the ability to, and may, reduce certain planned expenditures to lower the Company's operating costs, if required.

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

At the time of acquisition, revenues for developed and core technology were estimated for the remainder of fiscal 1998 through fiscal 2004. As of the end of the first quarter of fiscal 2001, the Company believes that total revenues over the life of the product will not differ to such an extent as to require a devaluation of the current carrying value of the intangible assets. It should be noted that while revenues allocated to the developed and in-process technologies are expected to individually phase down over time (consistent with normal software product life cycles), the composite revenue attributed to all applications integration products and technologies (including future follow-on technologies) is planned to continue growing in the foreseeable future.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

              27.1    Financial Data Schedule.

b)       Reports on Form 8-K

              No reports have been filed for the quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTELLICORP, INC.

                                            /s/ Jerome F. Klajbor
                                            ------------------------------------
                                            Jerome F. Klajbor
                                            Chief Financial Officer

Date: November 14, 2000

                                INDEX TO EXHIBITS


            Exhibit                                                  Sequentially
            No.                    Description                       Numbered Page
            -------                -----------------------           -------------
            27.1                   Financial Data Schedule