Form 10QSB
period 2000-12-31
INTELLICORP INC
filed 2001-02-14
CIK 730169

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2000
                                                -----------------

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

                                 YES X    NO
                                    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                               Outstanding as of
   Class                                       January 31, 2001
   --------------------------                  ----------------
   Common stock,
   $.001 par value                             21,701,007 shares

                     This document is comprised of 16 pages.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                      Page
                                                                                    ----
     Item 1.      Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets...............................3
                  Condensed Consolidated Statements of Operations.....................4
                  Condensed Consolidated Statements of Cash Flows.....................5
                  Notes to Condensed Consolidated Financial Statements..............6-7

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....................8-14


PART II.  OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders................15

     Item 6.      Exhibits and Reports on Form 8-K...................................15

SIGNATURE............................................................................16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   December 31,          June 30,
(In thousands)                                         2000              2000  (1)
                                                  --------------      --------------
                                                   (unaudited)
Assets
Current assets:
Cash and cash equivalents                            $   2,396            $   2,240
Accounts receivable, net                                 6,743                5,729
Other current assets                                       978                1,264
                                                  --------------      --------------
     Total current assets                               10,117                9,233

Property and equipment, net                                537                  911
Purchased intangibles, net                               1,753                2,035
Other assets                                               156                  134
                                                  --------------      --------------


                                                     $  12,563            $  12,313
                                                  ==============      ==============

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                     $   1,336            $   1,899
Accrued compensation                                     1,629                1,644
Accrued royalties                                          319                  295
Other current liabilities                                1,410                1,443
Bank loan                                                3,000                  989
Deferred revenues                                        1,370                1,673
                                                  --------------      --------------
     Total current liabilities                           9,064                7,943


Stockholders' equity:
Preferred stock                                              1                    1
Common stock                                                20                   20
Additional paid - in capital                            68,531               67,079
Accumulated deficit                                    (65,053)             (62,730)
                                                  --------------      --------------
     Total stockholders' equity                          3,499                4,370
                                                  --------------      --------------

                                                     $  12,563            $  12,313
                                                  ==============      ==============

(1) The consolidated balance sheet at June 30, 2000, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three months ended                 Six months ended
                                                   December 31,                        December 31,
   (In thousands, except                        -------------------                 ------------------
   per share amounts)                            2000          1999                 2000          1999
                                                 ----          ----                 ----          ----
                                                     (unaudited)                        (unaudited)
Revenues:
     Software                               $   1,375     $   2,499            $   2,965       $   5,218
     Contract services                          4,354         3,067                8,067           6,240
     Other services                               706           868                1,436           1,710
                                            ---------     ---------            ---------       ---------
     Total revenues                             6,435         6,434               12,468          13,168
                                            ---------     ---------            ---------       ---------

Costs and expenses:
     Cost of revenues:
        Software                                  297           211                  489             474
        Contract services                       2,848         2,176                5,665           4,114
        Other services                             86           169                  185             387
     Research and development                     621         1,128                1,260           2,543
     Marketing, general, and
        administrative                          3,173         3,673                6,763           7,117
                                            ---------     ---------            ---------       ---------
     Total costs and expenses                   7,025         7,357               14,362          14,635
                                            ---------     ---------            ---------       ---------


Loss from operations                             (590)         (923)              (1,894)         (1,467)

Other income (expense), net                      (127)          (49)                (162)            (87)
                                            ---------     ---------            ---------       ---------

Loss before provision
     for income taxes                            (717)         (972)              (2,056)         (1,554)

Provision for income taxes                         --            18                   --              24
                                            ---------     ---------            ---------       ---------

Net loss                                    $    (717)    $    (990)           $  (2,056)       $ (1,578)
                                            =========     =========            =========       =========

Series A and Series B Preferred
     stock dividends                             (134)         (135)                (267)           (270)
                                            ---------     ---------            ---------       ---------

Net loss attributable to
     common shareholders                    $    (851)    $  (1,125)           $  (2,323)       $ (1,848)
                                            =========     =========            =========       =========

Basic and diluted net loss per
     common share                           $   (0.04)   $    (0.07)           $   (0.12)       $  (0.11)
                                            =========     =========            =========       =========


Shares used in computing basic and
      diluted net loss per common share        21,101        17,092               20,044          16,757
                                               ======        ======               ======          ======

See notes to condensed consolidated financial statements.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase in cash and cash equivalents
(in thousands)

                                                                          Six months ended
                                                                              December 31,
                                                                         2000           1999
                                                                         ----           ----
                                                                            (unaudited)
Cash flows from operating activities:
     Net loss                                                          $(2,056)       $(1,578)
     Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
     Depreciation and amortization                                         496            621
     Compensation related to certain stock option grants                    --             99
     Abandoned software written-off                                        247             --
     Changes in assets and liabilities:
         Accounts receivable                                            (1,014)           166
         Other current assets                                              586            110
         Other assets                                                      (22)            15
         Accounts payable                                                 (563)            53
         Accrued compensation                                              (15)           192
         Other current liabilities                                          (9)           107
         Deferred revenues                                                (303)           648
                                                                       --------       --------
     Net cash (used in) provided by operating activities                (2,653)           433
                                                                       --------       --------

Cash flows from investing activities:
     Property and equipment purchases                                      (87)          (294)
                                                                       --------       --------
Net cash used in investing activities                                      (87)          (294)
                                                                       --------       --------

Cash flows from financing activities:
     Net borrowings under bank credit line                               2,011            247
     Payment of cash dividends                                            (267)          (270)
     Cash received from sales of common stock                            1,152             25
                                                                       --------       --------
Net cash provided by financing activities                                2,896              2
                                                                       --------       --------

Increase in cash and cash equivalents                                      156            141
Cash and cash equivalents, beginning of period                           2,240          2,619
                                                                       --------       --------

Cash and cash equivalents, end of period                               $ 2,396        $ 2,760
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

2. SIGNIFICANT CUSTOMERS AND EXPORT SALES. A related party accounted for 7% ($874,000) and 16% (1,946,000), respectively, of the total revenues for the three and six month periods ended December 31, 2000 and 16% ($1,050,000) and 15% ($1,931,000), respectively, of the revenues for the three and six month periods ended December 31, 1999. A commercial customer accounted for 10% ($1,257,000) and 20% ($2,447,000) of the total revenues for the three and six month periods ended December 31, 2000.

3. INCOME TAXES. The provision for income taxes of $18,000 and $24,000 for the three and six months ended December 31, 1999 is attributable to local taxes and foreign withholding taxes.

4. COMPREHENSIVE LOSS. For the three and six months ended December 31, 2000 and 1999, respectively, comprehensive loss equaled net loss.

5. BANK LOAN. In March 1999, the Company secured a $3.0 million credit facility from a bank, bearing annual interest at the bank's prime rate plus 2% (11.5 % as of December 31, 2000). The credit line is an asset-based facility, and the amount that can be borrowed under the loan is the lesser of $3.0 million or 80% of the eligible accounts receivable balances at any point in time. At December 31, 2000, the amount of the bank credit facility available was $3.0 million. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The term of this facility is two years. The credit facility is secured by essentially all of the assets of the Company. The Company owed $3.0 million on this credit facility at December 31, 2000.

6. EQUITY INVESTMENT. In May 2000, the Company consummated an equity arrangement with one of its existing investors, whereby the Company has the right to require the investor to purchase, in a private placement, up to $2.8 million of the Company's common stock. The purchase price is set at 10% above the market price at the time the purchase is made, with a minimum price of $1.00 per share and a maximum price of $2.00 per share. The investor will receive five-year warrants equal to 25% of the number of shares purchased. This equity arrangement terminated on December 31, 2000. As of December 31, 2000, the Company has issued 596,126 and 850,000 shares of common stock at $1.6775 and $2.00 per share, respectively, for aggregate proceeds of $2.7 million under this arrangement.

In September 2000, the Company consummated an equity arrangement, which requires certain investors to purchase, in a private placement, up to $1.0 million of the Company's common stock. The purchase price is set at $1.00 per share. The investors received five-year warrants equal to 25% of the number of shares purchased. A total of 250,000 warrants were issued. On September 29, 2000, the Company issued 1.0 million shares of common stock.

In December 2000, the Company consummated an equity arrangement, which requires an investor to purchase, in a private placement, up to $300,000 of the Company's common stock. The purchase price is set at $0.50 per share. On December 28, 2000, the Company issued 600,000 shares of common stock.

7. NET LOSS PER SHARE. Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as their effect is antidilutive.

8. RESTRUCTURING COST. On July 17, 2000, IntelliCorp announced a reorganization of its existing product offerings to provide for greater operational efficiency and focus. This reorganization included a reduction-in-force as well as staff transfers from products to CRM/eCRM consulting solutions, which affected approximately 20% of IntelliCorp's workforce during its first quarter of fiscal year 2001. The reorganization also included the abandonment of certain internal use software. There were a total of 13 employees affected by the reduction in force, which consisted of four technical professionals and nine employees in Marketing, General and Administration. The one-time cost of the reduction-in-force was approximately $120,000, which included expenses such as severance pay, legal fees and contract cancellation fees. IntelliCorp expensed $247,000 in connection with the abandonment of internal use software, which had previously been capitalized.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

IntelliCorp, Inc., ("IntelliCorp" or "The Company") develops, markets and supports a comprehensive suite of eBusiness and Customer Relationship Management
(CRM) consulting solutions for the SAP community. These consulting solutions, which consist of people, processes and technology, enable companies to accelerate the drive towards eBusiness by enabling companies to integrate front-office applications with back-office Enterprise Resource Planning (ERP) systems.

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

In connection with the transition to a consulting solutions focus, the Company implemented a reduction-in-force as well as staff transfers from products to CRM/eCRM consulting solutions, which affected approximately 20% of its work force during its first quarter of fiscal year 2001. The reorganization also included the abandonment of certain internal use software. The one-time cost of the reduction-in-force was approximately $120,000, which includes expenses such as severance pay, legal fees and contract cancellation fees. IntelliCorp expensed $247,000 in connection with the abandonment of internal use software, which had previously been capitalized. These expenses were recorded in the quarter ending September 30, 2000. In addition, the Company implemented a process to shorten its billing cycle for consulting services to semi-monthly.

A significant amount of the Company's revenues has been derived from contract and other services. The operating margins from revenues for such services are substantially lower than the operating margins from revenues for the Company's software products. This disparity is principally due to the low cost of materials, royalties, and other costs of the Company's software products, as compared to the relatively high personnel costs (including the higher cost of using outside consultants) incurred in providing consulting services. In addition, as the proportion of contract and other service revenues increases, the overall margins will decrease accordingly. As a result of the Company's reliance on contract and other revenues, the Company's overall operating margins may be lower than those for software companies that do not derive such a significant percentage of revenues from contract and other services. As well as, the Company's operating margins has in the past, and may in the future, vary significantly as a result of changes in the proportion of revenues attributable to products and services.

RESULTS OF OPERATIONS

Other than statements of historical fact, the statements made in this quarterly report are hereby identified as forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Statement of Operations Data" and "Liquidity and Capital Resources" below and in "Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

In particular, it is important to note that achievement of revenue goals is affected by numerous factors beyond the Company's control, including competitors' product introductions, market price competition and market acceptance of the Company's products. Historical results of the Company may not be indicative of future operating results.

QUARTERLY RESULTS

The following table presents the Company's financial results by quarter for the fiscal 2000 and first two quarters of fiscal 2001. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                  QUARTER ENDED
                          STATEMENT OF OPERATIONS DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         FISCAL 2000                        FISCAL 2001
                                         --------------------------------------------- ----------------------

                                          SEPT. 30    DEC. 31    MAR. 31     JUNE 30     SEPT. 30    DEC. 31
                                         ----------- ---------- ----------- ----------  ----------- ----------
Revenues:
  Software                                $  2,719    $ 2,499    $  1,198    $    938    $  1,590    $ 1,375
  Contract services                          3,173      3,067       2,432       3,268       3,713      4,354
  Other services                               842        868         864         798         730        706
                                          --------    -------    --------    --------    --------    -------
      Total Revenues                         6,734      6,434       4,494       5,004       6,033      6,435

Cost and Expenses:
  Cost of revenues:
    Software                                   263        211         295         276         192        297
    Contract Services                        1,938      2,176       2,063       2,850       2,817      2,848
    Other Services                             218        169         179         162          99         86
    Research and development                 1,415      1,128       1,116       1,102         639        621
    Marketing, general, and
      administrative                         3,444      3,673       3,528       3,282       3,590      3,173
                                          --------    -------    --------    --------    --------    -------
      Total costs and expenses               7,278      7,357       7,181       7,672       7,337      7,025

Loss from operations                          (544)      (923)     (2,687)     (2,668)     (1,304)      (590)
Other Income (expense), net                    (38)       (49)        (94)        (69)        (35)      (127)
Loss before provision
  for income taxes
                                          --------    -------    --------    --------    --------    -------
                                              (582)      (972)     (2,781)     (2,737)     (1,339)      (717)

Provision for income taxes                       6         18          14           3           -          -
                                          --------    -------    --------    --------    --------    -------
Net loss                                  $   (588)   $  (990)   $  2,795)   $ (2,740)   $ (1,339)   $  (717)
                                          ========    =======    ========    ========    ========    =======

Series A and Series B Preferred
  stock dividends                             (135)      (135)       (132)       (133)       (133)      (134)
                                          --------    -------    --------    --------    --------    -------

Net loss available to
  common shareholders                     $   (723)   $(1,125)   $ (2,927)   $ (2,873)   $ (1,472)   $  (851)
                                          ========    =======    ========    ========    ========    =======

Basic and diluted net loss per
  common shares                           $  (0.04)   $ (0.07)   $  (0.17)   $  (0.16)   $  (0.07)   $ (0.04)
                                          ========    =======    ========    ========    ========    =======

Shares used in computing basic and
  diluted net loss per common share         16,421     17,092      17,668      18,519      20,043     21,101
                                          ========    =======    ========    ========    ========    =======

The geographic breakdown of revenue is as follows:

                                 Three months ended         %           Six months ended          %
(In thousands)                      December 31,         Change           December 31,         Change
                                    ------------         ------           ------------         ------
                                  2000         1999                    2000           1999
                                  ----         ----                    ----           ----
North America                   $4,665        $3,302       41%       $ 8,875        $ 8,006      11%
Europe                           1,739         2,971      (41)%        3,465          4,672     (26)%
Pacific Rim/Latin America           31           161      (81)%          128            490     (74)%
                                ------        ------      -----      -------        -------    ------
     Total revenue              $6,435        $6,434        0%       $12,468        $13,168      (5)%

The geographic revenue as a percentage of revenue is as follows:

                                             Three months ended                Six months ended
                                                 December 31,                     December 31,
                                             -------------------              --------------------
                                             2000           1999              2000            1999
                                             ----           ----              ----            ----
North America                                 73%            51%               71%             61%
Europe                                        27%            46%               28%             35%
Pacific/Latin America                          0%             3%                1%              4%
                                            -----          -----             -----            ----
     Total                                   100%           100%              100%            100%

COMPARISON OF THE SECOND QUARTER ENDED DECEMBER 31, 2000 AND 1999

Revenues: The Company's total revenue is derived from three sources: contract services, software licenses, and other services. Other services are primarily comprised of product support revenue. Total revenues for the second quarter were $6,435,000 and $6,434,000, for the three months ended December 31, 2000 and 1999, respectively. This represents an insignificant change for the three months period ended December 31, 2000 compared to the same prior year period. However, the mix of revenue sources has changed substantially.

Software revenues were $1,375,000 and $2,499,000 for the three month periods ended December 31, 2000 and 1999, respectively. This 45% decrease in software license revenues is primarily attributable to the increased sales in the prior year which were driven by Y2K testing and compliance requirements and decreased sales of the LiveInterface and LiveModel products during the current year

Contract services revenues, which includes training revenues, were $4,354,000 and $3,067,000 for the three month periods ended December 31, 2000 and 1999, respectively, which is an increase of 42% compared to the same period in the prior year. The increase is primarily due to continued growth in our CRM consulting business.

Other services revenue were $706,000 and $868,000 for the three month periods ended December 31, 2000 and 1999, respectively, which is a decrease of 19% compared to the same period in the prior year. The decrease is primarily due to lower than expected past consumer support maintenance renewals related to LiveInterface and LiveModel software products and lower overall license sales in the quarter ended December 31, 2000.

Gross Margins: Gross margin, as a percentage of total revenues for the three months ended December 31, 2000 was 50% compared to 60% in the same period in the prior year. The software gross margin was 78% for the three months ended December 31, 2000, compared to 92% for the same prior year period. The decrease in software margins is due to higher royalty expenses associated with an increase in LiveSynchronizer product sales. Contract services margin was 35% for the three months ended December 31, 2000, compared to 29% in the same period in the prior year. The increase is due to higher revenues in CRM Consulting. Other services margin was 88% for the three months ended December 31, 2000 compared to 81% for the same prior year period. The increase in the current quarter over the prior year quarter is primarily due to decreased labor costs associated with support revenues.

Research and Development (R&D): R&D expenses decreased $507,000 during the three months ended December 31, 2000 from the same prior year period. The decrease is attributable to transitioning software products from development to production and a decrease in R & D department headcount. R&D expenses, as a percentage of total revenues for the three months ended December 31, 2000 was 10% compared to 18% in the same prior year period.

Marketing, General and Administrative:Marketing, general and administrative expenses decreased $500,000 during the three months ended December 31, 2000 compared to the same prior year period. The decrease is primarily due to decreased headcount in the sales and marketing departments resulting from the Company's reorganization. Overall, as a percentage of revenues, marketing, general and administrative expenses was 49% for the three months ended December 31, 2000, compared to 57% of revenues for the same period in the prior year.

Other Income and Expense: Other income and expense, net, which includes interest income and expense, increased $78,000 for the three months ended December 31, 2000 compared with the same period in the prior year. The increase is primarily due to increased interest expense from bank borrowings and losses related to foreign currency exchanges.

Provision for Income Taxes: The provision for income taxes were $18,000 for the three months ended December 31, 1999. The taxes are primarily related to foreign withholding taxes and state and local taxes.


COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

Revenues: The Company's total revenue is derived from three sources: contract services, software licenses, and other services. Other services are primarily comprised of product support revenue. Total revenues were $12,468,000 and $13,168,000, for the six months ended December 31, 2000 and 1999, respectively. This represents a 5% decrease for the six months period ended December 31, 2000 compared to the same prior year period.

Software revenues were $2,965,000 and $5,218,000 for the six month periods ended December 31, 2000 and 1999. This 43% decrease in software license revenues is primarily attributable to the increased sales in the prior year which were driven by Y2K testing and compliance requirements and decreased sales of the LiveInterface and LiveModel products during the current year.

Contract services revenues, which includes training revenues, were $8,067,000 and $6,240,000 for the six month periods ended December 31, 2000 and 1999, respectively, which is an increase of 29% compared to the same period in the prior year. The increase is primarily due to the continued growth in the CRM consulting business.

Other services revenue were $1,436,000 and $1,710,000 for the six month periods ended December 31, 2000 and 1999, respectively, which is a decrease of 16% compared to the same period in the prior year. The decrease is primarily due to lower overall software sales and lower than expected past consumer support maintenance renewals.

Gross Margins: Gross margin, as a percentage of total revenues for the six months ended December 31, 2000 was 49% compared to 62% in the same period in the prior year. The software gross margin was 84% for the six months ended December 31, 2000, compared to 91% for the same prior year period. The decrease in software margins is due to increased sales of the LiveSynchronizer product with higher royalty expense. Contract services margin was 30% for the six months ended December 31, 2000, compared to 34% in the same period in the prior year. The decrease in contract services margins compared to the prior year period is due to lower margins in paid development sales. Other services margin was 87% for the six months ended December 31, 2000 compared to 77% for the same prior year period. The increase in the six months in fiscal 2001 over the prior year period is primarily due to lower labor costs associated with support revenues.

Research and Development (R&D): R&D expenses decreased $1,283,000 during the six months ended December 31, 2000 from the same prior year period. The decrease is attributable to transitioning software products from development to production and decrease in R & D department headcount. R&D expenses, as a percentage of total revenues for the six months ended December 31, 2000 was 10% compared to 19% in the same prior year period.

Marketing, General and Administrative: Marketing, general and administrative expenses decreased $354,000 during the six months ended December 31, 2000, compared to the same prior year period. The decrease is primarily due to reduction in head count in the sales and marketing departments resulting from the Company's reorganization. In total, marketing, general and administrative expenses were 54% of revenues for the six months ended December 31, 2000 and 1999.

Other Income and Expense: Other income and expense, net, which includes interest income and expense, increased $75,000 for the six months ended December 31, 2000 compared with the same period in the prior year. The increase is primarily due to increased interest expense from bank borrowings and losses related to foreign currency exchanges.

Provision for Income Taxes: The provision for income taxes were $24,000 for the six months ended December 31, 1999. The taxes are primarily related to foreign withholding taxes and state and local taxes.

BOOKINGS AND BACKLOG

Funded CRM bookings were $4.8 million and $0.8 million for the second quarter of fiscal 2001 and 2000, respectively, and $6.9 million and $2.6 million for the six months ended December 31, 2000 and 1999, respectively. Bookings were derived primarily from CRM consulting services to large commercial companies. At the end of the second quarter of fiscal 2001 and 2000, backlog stood at $5.2 million and $0.2 million, respectively. The Company's booking and backlog are largely dependent upon continued business in the CRM marketplace.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, cash, cash equivalents and short-term investments were $2,396,000 compared to $2,240,000 at June 30, 2000.

Cash used in operations was $2,654,000 during the six months ended December 31, 2000, compared to $433,000 provided by operations in the same period of the prior year. The increase in cash used in operations is primarily due to the increase in net losses, decrease in deferred revenue and increase in accounts receivable and decrease in accounts payable from the same period in prior year. Cash used by investing activities was $87,000 in the six months ended December 31, 2000 compared to $294,000 used by investing activities in the same period in the prior year. The decrease in cash used by investing activities is due to the decreased purchasing of Property and Equipment.

Cash provided by financing activities was $2,897,000 for the six months ended December 31, 2000 compared to $2,000 provided in financing activities in the same prior year period. The increase in cash provided by financing activities was due to the increased draw down of the Company's revolving bank credit line and additional equity funding.

In May 2000, the Company consummated an equity arrangement with one of its existing investors, whereby the Company has the right to require the investor to purchase, in a private placement, up to $2.8 million of the Company's common stock. The purchase price is set at 10% above the market price at the time the purchase is made, with a minimum price of $1.00 per share and a maximum price of $2.00 per share. The investor will receive five-year warrants equal to 25% of the number of shares purchased. This equity arrangement terminated on December 31, 2000.

In September 2000, the Company consummated an equity arrangement, which requires certain investors to purchase, in a private placement, up to $1.0 million of the Company's common stock. The purchase price is set at $1.00 per share. The investors received five-year warrants equal to 25% of the number of shares purchased. A total of 250,000 warrants were issued. On September 29, 2000, the Company issued 1.0 million shares of common stock.

In December 2000, the Company consummated an equity arrangement, which requires an investor to purchase, in a private placement, up to $300,000 of the Company's common stock. The purchase price is set at $0.50 per share. On December 28, 2000, the Company issued 600,000 shares of common stock.

In addition to the equity investment agreements, the Company secured a $3.0 million credit facility from a bank, bearing annual interest at the bank's prime rate plus 2% (11.5 % as of December 31, 2000). The credit line is an asset-based facility, and the amount that can be borrowed under the loan is the lesser of $3.0 million or 80% of the eligible accounts receivable balances at any point in time. At September 30, 2000, the amount of the bank credit facility available was $3.0 million. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility is two years. The credit facility is secured by essentially all of the assets of the Company. The Company owed $3.0 million under this credit facility at December 31, 2000.

The Company believes its cash and cash equivalents at December 31, 2000, along with expected cash generated from operations and available funds from the equity arrangement and bank credit line, will be adequate to fund its operations through fiscal 2001. There can be no assurance, however, that the Company will be able to raise additional capital on favorable terms, if at all. If revenues for the remainder of fiscal 2001 do not meet management's expectations, and additional financing is not available, management has the ability to, and may, reduce certain planned expenditures to lower the Company's operating costs, if required.


PURCHASED INTANGIBLE ASSETS

On January 23, 1998, the Company entered into an asset purchase agreement with ICS Deloitte Management LLC, an affiliate of Deloitte & Touche to purchase the rights to the Universal Portable Interface ("UPI") technology. This technology consisted of the intellectual and proprietary property comprised of UPI and included all related copyrights, processes, designs, formulas, inventions, trade secrets, know-how, technology, methodologies, principles of operations flow charts, schematics, codes and databases.

At the time of acquisition, revenues for developed and core technology were estimated for the remainder of fiscal 1998 through fiscal 2004. As of the end of the second quarter of fiscal 2001, the Company believes that total revenues over the life of the product will not differ to such an extent as to require a devaluation of the current carrying value of the intangible assets. It should be noted that while revenues allocated to the developed and in-process technologies are expected to individually phase down over time (consistent with normal software product life cycles), the composite revenue attributed to all applications integration products and technologies (including future follow-on technologies) is planned to continue growing in the foreseeable future.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) On December 5, 2000, the Registrant held its Annual Meeting of stockholders.

b) As listed below, all of management's nominees for directors were elected at the meeting:

                 Name of Nominee            No. of Votes For        No. of Votes Withheld
         -------------------------------- --------------------- ------------------------------
         Arthur W. Berry                       18,109,488                  143,619
         Katharine C. Branscomb                17,718,795                  534,312
         Elmer F. Fisher                       18,106,238                  146,869
         Kenneth H. Haas                       18,054,678                  198,429
         Robert A. Lauridsen                   18,020,350                  232,757
         Norman J. Wechsler                    18,109,438                  143,669
         -------------------------------- --------------------- ------------------------------

c) The proposal to approve the Company's 2000 Stock Option Plan (the "Plan") covering 4,000,000 shares issuable under the Plan was approved with 9,081,111 shares voting in favor, 8,207,550 broker non-votes, 870,796 voting against and 68,488 shares abstaining.


d) The proposal to approve the Company's 2000 Non-employee Directors Stock Option Plan (the "Directors Plan") covering 500,000 shares issuable under the Directors Plan was approved with 8,804,522 shares voting in favor, 8,207,550 broker non-votes, 1,131,315 voting against and 84,558 shares abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

          None.

b)   Reports on Form 8-K

          No reports have been filed for the quarter ended December 31, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTELLICORP, INC.


                                       /s/ Jerome F. Klajbor
                                       ----------------------
                                       Jerome F. Klajbor
                                       Chief Financial Officer

Date: February 14, 2000