Form 10QSB
period 2001-03-31
INTELLICORP INC
filed 2001-05-15
CIK 730169

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

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

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                   Outstanding as of
               Class                               April 30, 2001
               -----                               --------------
               Common stock,
               $.001 par value                     21,728,157 shares

                     This document is comprised of 18 pages.

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

    Item 1.    Consolidated Financial Statements (unaudited)
               Condensed Consolidated Balance Sheets................................3
               Condensed Consolidated Statements of Operations......................4
               Condensed Consolidated Statements of Cash Flows......................5
               Notes to Condensed Consolidated Financial Statements...............6-8

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................9-16


PART II.  OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security Holders.................17

    Item 6.    Exhibits and Reports on Form 8-K....................................17

SIGNATURE..........................................................................18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                March 31,            June 30,
                                                2001                 2000  (1)
                                                --------             --------
                                              (unaudited)
Assets
Current assets:
Cash and cash equivalents                       $  5,870             $  2,240
Accounts receivable, net                           7,213                5,729
Other current assets                                 688                1,264
                                                --------             --------
    Total current assets                          13,771                9,233

Property and equipment, net                          558                  911
Purchased intangibles, net                         1,613                2,035
Other assets                                         158                  134
                                                --------             --------


                                                $ 16,100             $ 12,313
                                                ========             ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                $  2,283             $  1,899
Accrued compensation                               1,413                1,644
Accrued royalties                                    253                  295
Other current liabilities                          1,582                1,443
Bank loan                                          2,306                  989
Deferred revenues                                  1,012                1,673
                                                --------             --------
    Total current liabilities                      8,849                7,943


Stockholders' equity:
Preferred stock                                        1                    1
Common stock                                          20                   20
Additional paid - in capital                      73,414               67,079
Accumulated deficit                              (66,184)             (62,730)
                                                --------             --------
    Total stockholders' equity                     7,251                4,370
                                                --------             --------

                                                $ 16,100             $ 12,313
                                                ========             ========

(1) The consolidated balance sheet at June 30, 2000, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                             See accompanying notes.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                    Three months ended                Nine months ended
                                                         March  31,                       March  31,
                                                 -------------------------         -------------------------
                                                   2001             2000             2001             2000
                                                 --------         --------         --------         --------
                                                        (unaudited)                        (unaudited)
Revenues:
    Consulting services                          $  5,784         $  2,432         $ 13,851         $  8,672
    Software license                                  732            1,198            3,697            6,416
    License support                                   568              864            2,004            2,574
                                                 --------         --------         --------         --------
    Total revenues                                  7,084            4,494           19,552           17,662
                                                 --------         --------         --------         --------

Costs and expenses:
    Cost of revenues:
       Consulting services                          3,545            2,063            9,210            6,177
       Software license                               149              295              638              769
       License support                                 92              179              277              566
    Research and development                          847            1,116            2,107            3,659
    Marketing, general, and
       administrative                               3,454            3,528           10,217           10,645
                                                 --------         --------         --------         --------
    Total costs and expenses                        8,087            7,181           22,449           21,816
                                                 --------         --------         --------         --------


Loss from operations                               (1,003)          (2,687)          (2,897)          (4,154)

Other income (expense), net                             8              (94)            (154)            (181)
                                                 --------         --------         --------         --------

Loss before provision
    for income taxes                                 (995)          (2,781)          (3,051)          (4,335)

Provision for income taxes                              6               14                6               38
                                                 --------         --------         --------         --------

Net loss                                         $ (1,001)        $ (2,795)        $ (3,057)        $ (4,373)
                                                 ========         ========         ========         ========

Series A and Series B preferred
    stock dividends                                  (129)            (132)            (396)            (402)

Beneficial conversion dividend related to
    Series C preferred stock                       (1,703)              --           (1,703)              --
                                                 --------         --------         --------         --------

Net loss attributable to
    common shareholders                          $ (2,833)        $ (2,927)        $ (5,156)        $ (4,775)
                                                 ========         ========         ========         ========

Basic and diluted net loss per
    common share                                 $  (0.13)        $  (0.17)        $  (0.25)        $  (0.28)
                                                 ========         ========         ========         ========


Shares used in computing basic and
      diluted net loss per common share            21,704           17,668           20,944           17,058
                                                 ========         ========         ========         ========



                             See accompanying notes.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase in cash and cash equivalents
(in thousands)

                                                                 Nine months ended
                                                                      March 31,
                                                                  2001           2000
                                                                -------         -------
                                                                     (unaudited)
Cash flows from operating activities:
    Net loss                                                    $(3,058)        $(4,373)
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
    Depreciation and amortization                                   725             915
    Stock-based compensation                                         --             174
    Write-off of capitalized software                               247              --
    Loss on disposal of fixed assets                                  6              --
    Changes in assets and liabilities:
        Accounts receivable                                      (1,484)          1,768
        Other current assets                                        575              22
        Other assets                                                (24)            (85)
        Accounts payable                                            384             366
        Accrued compensation                                       (231)            350
        Other current liabilities                                    97            (210)
        Deferred revenues                                          (661)           (142)
                                                                -------         -------
    Net cash used in operating activities                        (3,424)         (1,215)
                                                                -------         -------

Cash flows from investing activities:
    Expenditures for property and equipment                        (202)           (403)
Net cash used in investing activities                              (202)           (403)
                                                                -------         -------

Cash flows from financing activities:
    Net borrowings under bank credit line                         1,317            (101)
    Payment of cash dividends                                      (396)           (402)
    Cash received from sales of common stock                      1,455           2,159
    Cash received from sales of preferred stock                   4,880              --
                                                                -------         -------
Net cash provided by financing activities                         7,256           1,656
                                                                -------         -------

Increase in cash and cash equivalents                             3,630              38
Cash and cash equivalents, beginning of period                    2,240           2,619
                                                                -------         -------

Cash and cash equivalents, end of period                        $ 5,870         $ 2,657
                                                                =======         =======



                             See accompanying notes.

                                INTELLICORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

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

2. SIGNIFICANT CUSTOMERS AND EXPORT SALES. A related party accounted for 10% ($730,000) and 14% (2,677,000), respectively, of the total revenues for the three-and nine-month periods ended March 31, 2001 and 27% ($1,201,000) and 18% ($3,132,000), respectively, of the revenues for the three-and nine-month periods ended March 31, 2000. Another customer accounted for 18% ($1,275,000) and 19% ($3,722,000), respectively, of the total revenues for the three-and nine-month periods ended March 31, 2001 and 7% ($311,000) and 2% ($311,000), respectively, of the revenues for the three-and nine-month periods ended March 31, 2000.

3. INCOME TAXES. The provision for income taxes of $6,000 and $6,000 for the three-and nine-months ended March 31, 2001 is attributable to local taxes. The provision for income taxes of $14,000 and $38,000 for the three-and nine-months ended March 31, 2000 is attributable to local taxes and foreign withholding taxes.

4. COMPREHENSIVE LOSS. For the three and nine months periods ended March 31, 2001 and 2000, respectively, comprehensive loss equaled net loss.

5. BANK LOAN. In March 1999, the Company secured a $3.0 million credit facility from a bank, bearing annual interest at the bank's prime rate plus 2% (10.0 % as of March 31, 2001). The credit line is an asset-based facility, and the amount that can be borrowed under the loan is the lesser of $3.0 million or 80% of the eligible accounts receivable balances at any point in time. At March 31, 2001, the amount of the bank credit facility available was $3.0 million. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The term of this facility is two years, which originally was to expire on April 27, 2001. The Company has signed a 30-day extension on this facility and is in the process of negotiating another credit facility. The credit facility is secured by essentially all of the assets of the Company. The Company owed $2.3 million on this credit facility at March 31, 2001.

6. EQUITY. In March 2001, the Company issued 4,880 shares of Series C Preferred Stock and warrants to purchase 1,084,445 shares of common stock at $2.00 per share for proceeds of $4.88 million. Each share of Series C Preferred Stock is convertible into 889 shares of common stock, subject to adjustments, at $1.125 per share. The dividends for the first year are payable at the Company's option in cash or common stock valued at 90% of the average closing price of any 20 day period preceding the dividend payment date through the distribution date. In connection with the issuance of the warrants for common stock granted in connection with the Series C Preferred Stock financing, the Company recorded a beneficial conversion dividend of $1.7 million in accordance with EITF 00-27, "Application of Issue No.
98-5 to Certain Convertible Instruments".  (See Note 10)

On December 28, 2000, the Company issued 600,000 shares of common stock at $0.50 per share in a private placement.

On September 29, 2000, the Company issued 1.0 million shares of common stock at $1.00 per share in a private placement. The investors received five-year warrants equal to 25% of the number of shares purchased. Warrants were issued to purchase 250,000 shares of common stock at $2.00 per share. These warrants expire on September 29, 2005.

                                INTELLICORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (CONTINUED) NINE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

In May 2000, the Company consummated an equity arrangement with one of its existing investors, whereby the Company had the right to require the investor to purchase, in a private placement, up to $2.8 million of the Company's common stock. The purchase price was set at 10% above the market price at the time the purchase was made, with a minimum price of $1.00 per share and a maximum price of $2.00 per share. The investor received five-year warrants equal to 25% of the number of shares purchased. This equity arrangement terminated on December 31, 2000. As of March 31, 2001, the Company has issued 596,126 and 850,000 shares of common stock at $1.6775 and $2.00 per share, respectively, for aggregate proceeds of $2.7 million under this arrangement.

7. NET LOSS PER COMMON SHARE. Net loss per common share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as their effect is antidilutive.

8. RESTRUCTURING COST. On July 17, 2000, IntelliCorp announced a reorganization of its existing product offerings to provide for greater operational efficiency and focus. This reorganization included a reduction-in-force as well as staff transfers from software license production to Customer Relationship Management ("CRM")/eCRM consulting solutions, which affected approximately 20% of IntelliCorp's workforce during its first quarter of fiscal year 2001. There were a total of 13 employees affected by the reduction in force, which consisted of four technical professionals and nine employees in marketing, general and administration. The one-time cost of the reduction-in-force was approximately $120,000, which included expenses such as approximately $116,000 in severance pay and approximately $4,000 in legal fees. Of the $120,000, $3,000 was charged to cost-of-sales, $6,000 was charged to research and development expenses and $111,000 was charged to marketing, general and administrative expenses. The reorganization also included the abandonment of certain internal use software. As a result of the shift in the Company's focus from software license products, management reevaluated the effectiveness of the SAP software that was to be implemented in the fall of 2000. In that evaluation, the Company determined that the SAP software that they were about to implement did not meet the information needs of the Company, which was transitioning from a software license products to a consulting solutions focus. As a result, approximately $247,000 of capitalized costs was charged to general and administrative expenses at the time of the abandonment. The Company has disposed of the software.

9. RECENT PRONOUNCEMENTS. On October 12, 2000, the Securities and Exchange Commission (SEC) staff issued its Frequently Asked Questions (FAQ) document on Staff Accounting Bulletin No. 101 (SAB 101). The FAQ document provides new guidance and formalizes the position the SEC staff has taken on certain SAB 101 implementation issues. SAB 101 is required to be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999, with the effective date of July 1, 2000. IntelliCorp adopted SAB 101 on July 1, 2000. There was no impact on the Company's financial position or results of operations from the adoption of SAB 101.

10. DEEMED DIVIDEND. In March 2001, the Company consummated the sale of 4,880 shares of Series C convertible preferred stock from which the Company received proceeds of $4.88 million. On the date the investors were legally committed to purchase the shares, the purchase price per share of the equivalent common stock was less than the fair market value of the Company's common stock on that date. Accordingly, the difference between common stock equivalent price of $1.125 and the fair market value of $1.3125 on the date the investors were legally committed to purchase the shares, has resulted in a beneficial conversion feature that has been recorded as a deemed dividend to the Series C preferred shareholders in March 2001. In addition, in accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the warrants attached to this preferred stock financing were valued using the Black Scholes model using the following assumptions: 0.85% volatility, 5% interest, and a term of 5 years. The value of the warrants together with the difference in fair market value on the date of commitment has together resulted in a deemed dividend of $1.7 million. The

                                INTELLICORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (CONTINUED) NINE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in-capital, without any effect on total shareholders' equity. This charge was made against additional paid-in-capital, as the Company did not have retained earnings from which it could have deducted a deemed dividend. The preferred stock dividend increases the net loss allocable to common shareholders in the calculation of basic and diluted net loss per common share for the quarter ended March 31, 2001. The guidelines set forth in the Emerging Issues Task Force Consensus No. 98-5 limit the amount of the deemed dividend to the amount of the proceeds of the related financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS - SHIFT TOWARDS CONSULTING SERVICES

IntelliCorp, Inc., ("IntelliCorp" or "The Company") develops, markets and supports a comprehensive suite of eBusiness (Electronic business conducted on the Internet) and Customer Relationship Management ("CRM" - describes any application that helps a company keep in contact with its customers) consulting services and software license products for the users of SAP,AG software. These consulting and software solutions, which consist of people, processes and technology, enable companies to accelerate the drive towards eBusiness by enabling companies to integrate front-office applications with back-office Enterprise Resource Planning ("ERP" - all-encompassing suites of business applications such as SAP R/3) systems.

Beginning in fiscal 2001, we have changed our focus from software license products to consulting services that help Fortune 1000 companies rapidly enter the world of conducting electronic business (eBusiness) on the Internet. Our consulting solutions, which consist of people, processes and technology, enable companies to accelerate the drive towards eBusiness by enabling companies to integrate front-office applications with back-office applications that manage comprehensive financial, manufacturing, sales, distribution, and human resource functions, (ERP systems). These consulting solutions provide SAP, AG customers with an eBusiness strategy that maximizes their ERP investment and minimizes integration and data management issues associated with implementing software packages that combine the best applications from many different vendors to create the best product of its type (best-of-breed software).

In connection with this transition, in the quarter ended September 30, 2000 we initiated a reduction-in-force and transferred staff from software license product development to CRM/eCRM consulting services. These changes affected approximately 20% of our work force. The one-time cost of the reduction-in-force was approximated $120,000, which included expenses such as severance pay and legal fees.

A significant amount of our revenues has been, product and will continue to be, derived from consulting services and, to a lesser extent, software license product support. The operating margins for such services are substantially lower than the operating margins for our software license products. This disparity is principally due to the low cost of materials, royalties, and other costs associated with the Company's software license products, as compared to the relatively high personnel costs (including the higher cost of using outside consultants) incurred in providing consulting services. Our operating margins have, in the past, and may, in the future, vary significantly as a result of changes in the proportion of revenues attributable to consulting services and software license products. As the proportion of consulting and other services revenue increases, our overall margins will decrease accordingly. Our overall operating margins may thus be lower than those for software companies that do not derive such a significant percentage of revenues from consulting and other services.

The Company revised its business plan. IntelliCorp determined that relying on software license product sales in the marketplace for integrated software applications was unpredictable as many companies had recently chosen their major business applications platforms and completed their year 2000 reviews. IntelliCorp therefore began to explore other strategic business opportunities, including entering into an agreement with SAP, AG to assist them with the development of SAP's Internet Pricing and Configurator (IPC) program. IntelliCorp was also selected to implement this program at three of SAP AG's major customers due to IntelliCorp's extensive knowledge of a variety of SAP AG's software applications. From this experience, and from analysis of the growing market for consulting services attuned to the relationships of business with their customers, IntelliCorp determined that the revenue stream in the implementation services area would be more predictable in the near term than in the software license products area. In addition, IntelliCorp determined that its unique understanding of SAP's business planning system allowed IntelliCorp to expand beyond providing implementation services for SAP AG's customer management applications to providing those services to other vendors of software directed at the business-customer relationship. As part of this strategy, IntelliCorp is also finding new opportunities to sell its business management tools and applications to enable its business customers to consolidate and/or align their business management systems with the newer customer management applications. The Company believes the revision of the business plan will have a positive impact on IntelliCorp's customers because the Company will be able to offer its customers a more comprehensive suite of eBusiness, CRM consulting services and software license products for users of SAP,AG software.

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

In particular, it is important to note that achievement of revenue goals is affected by numerous factors beyond the Company's control, including competitors' product introductions, market price competition and market acceptance of the Company's consulting services and software license products. Historical results of the Company may not be indicative of future operating results.

RESULTS OF OPERATIONS

QUARTERLY RESULTS

The following table presents the Company's condensed consolidated financial results by quarter for the last three quarters of fiscal 2000 and the first three quarters of fiscal 2001. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             QUARTER ENDED
                                                         FISCAL 2000                                 FISCAL 2001
                                           --------------------------------------       --------------------------------------
                                           DEC. 31         MAR. 31        JUNE 30       SEPT. 30       DEC. 31        MAR. 31
                                           --------       --------       --------       --------       --------       --------
Revenues:
  Consulting services                      $  3,067       $  2,432       $  3,268       $  3,713       $  4,354       $  5,784
  Software license                            2,499          1,198            938          1,590          1,375            732
  License support                               868            864            798            730            706            568
                                           --------       --------       --------       --------       --------       --------
      Total revenues
                                              6,434          4,494          5,004          6,033          6,435          7,084

Cost and Expenses:
  Cost of revenues:
    Consulting services                       2,176          2,063          2,850          2,817          2,848          3,545
    Software license                            211            295            276            192            297            149
    License support                             169            179            162             99             86             92
    Research and development                  1,128          1,116          1,102            639            621            847
    Marketing, general, and
      Administrative                          3,673          3,528          3,282          3,590          3,173          3,454
                                           --------       --------       --------       --------       --------       --------
      Total costs and expenses                7,357          7,181          7,672          7,337          7,025          8,087

Loss from operations                           (923)        (2,687)        (2,668)        (1,304)          (590)        (1,003)
Other Income (expense), net
Loss before provision                           (49)           (94)           (69)           (35)          (127)             8
                                           --------       --------       --------       --------       --------       --------
  for income taxes                             (972)        (2,781)        (2,737)        (1,339)          (717)          (995)

Provision for income taxes                       18             14              3             --             --              6
                                           --------       --------       --------       --------       --------       --------
Net loss                                   $   (990)      $ (2,795)      $ (2,740)      $ (1,339)      $   (717)      $ (1,001)
                                           ========       ========       ========       ========       ========       ========

Series A and Series B preferred
  stock dividends                              (135)          (132)          (133)          (133)          (134)          (129)

Beneficial conversion dividend -
  Series C preferred stock                       --             --             --             --             --         (1,703)
                                           --------       --------       --------       --------       --------       --------

Net loss attributable to
  common shareholders                      $ (1,125)      $ (2,927)      $ (2,873)      $ (1,472)      $   (851)      $ (2,833)
                                           ========       ========       ========       ========       ========       ========

Basic and diluted net loss per
  common share                             $  (0.07)      $  (0.17)      $  (0.16)      $  (0.07)      $  (0.04)      $  (0.13)
                                           ========       ========       ========       ========       ========       ========

Shares used in computing basic
and diluted net loss per common share        17,092         17,668         18,519         20,043         21,101         21,704
                                           ========       ========       ========       ========       ========       ========

The geographic breakdown of revenue is as follows:

                                Three months ended          %            Nine months ended           %
(In thousands)                       March 31,           Change              March 31,            Change
                               --------------------      -------        --------------------      -------
                                2001         2000                        2001         2000
                               -------      -------      -------        -------      -------      -------
North America                  $ 5,337      $ 2,779           92%       $14,212      $10,785           32%
Europe                           1,726        1,644            5%         5,191        6,316          (18)%
Pacific Rim/Latin America           21           71          (70)%          149          561          (73)%
                               -------      -------      -------        -------      -------      -------
    Total revenue              $ 7,084      $ 4,494           58%       $19,552      $17,662           11%

The geographic revenue as a percentage of revenue is as follows:

                                    Three months ended          Nine months ended
                                         March 31,                  March 31,
                                    -----------------          ------------------
                                    2001         2000          2001          2000
                                    ----         ----          ----          ----
North America                        75%          62%           73%           61%
Europe                               25%          37%           26%           36%
Pacific/Latin America                 0%           1%            1%            3%
                                    ----         ----          ----          ----
    Total                           100%         100%          100%          100%

COMPARISON OF THE THIRD QUARTER ENDED MARCH 31, 2001 AND 2000

Revenues: The Company's total revenue is derived from three sources all related to providing a suite of consulting services and software license products to the SAP community: consulting services, software license products, and software license product support. Total revenues were $7,084,000 and $4,494,000, for the three months ended March 31, 2001 and 2000, respectively. This represents a 58% increase for the period ended March 31, 2001 compared to the same prior year period. This is primarily attributed to the continued growth in our CRM consulting services and the Company's plan to transition from primarily a software license products focus to consulting services and software license product solutions provider to the SAP community.

Consulting services revenues, which also includes software license product training revenues, were $5,784,000 and $2,432,000 for the three month periods ended March 31, 2001 and 2000, respectively. This 138% increase compared to the same period in the prior year is primarily due to continued growth in our CRM consulting services.

Software license product revenues were $732,000 and $1,198,000 for the three month periods ended March 31, 2001 and 2000, respectively. This 39% decrease in software license product revenues is primarily attributable to a reduction in product demand due to economic uncertainty during the first quarter of the calendar year 2001 and customers delaying capital expenditures.

Sofware license product support revenues were $568,000 and $864,000 for the three month periods ended March 31, 2001 and 2000, respectively, which is a decrease of 34% compared to the same period in the prior year. The decrease is primarily due to lower than expected software license product support renewals related to LiveInterface and LiveModel software license products and lower overall software license product sales in the quarter ended March 31, 2001.

Gross Margins: Gross margin, as a percentage of total revenues for the three months ended March 31, 2001 was 47% compared to 44% in the same period in the prior year. Consulting services margin was 39% for the three months ended March 31, 2001, compared to 15% in the same period in the prior year. The increase in consulting services margins compared to the prior year period is primarily due to the increase in higher overall consulting revenues while the cost structure did not increase portionally to the increased revenue. The software license product gross margin was 80% for the three months ended March 31, 2001, compared to 75% for the same prior year period. The increase in software license product margins is due to lower than expected royalty costs in the period ended March 31, 2001. Software license product support margin was 84% for the three months ended March 31, 2001 compared to 79% for the same prior year period. The increase in the current quarter over the prior year quarter is primarily due to decreased labor costs associated with software license product support revenues.

Research and Development (R&D): R&D expenses decreased $269,000 during the three months ended March 31, 2001 from the same prior year period. The decrease is primarily due to a decrease in headcount supporting the R&D function. The headcount decrease is attributable to the transitioning of the Company's focus. Personnel were transferred from software license production to consulting services to provide for greater operational efficiency and focus. This decrease as a percentage of revenues is primarily the result of the increase in revenues for the three month period ended March 31, 2001 compared to the same period of the prior year. R&D expenses, as a percentage of total revenues for the three months ended March 31, 2001 was 12% compared to 25% in the same prior year period.

Marketing, General and Administrative: Marketing, general and administrative expenses decreased $74,000 during the three months ended March 31, 2001 compared to the same prior year period. The decrease is primarily due to decreased headcount in the sales and marketing departments resulting from the Company's reorganization.

Other Income and Expense: Other income and expense, net, which includes interest income and expense, decreased $102,000 for the three months ended March 31, 2001 compared with the same period in the prior year. The net decrease is primarily due to increased interest expense from bank borrowings and gains related to foreign currency exchange.

Provision for Income Taxes: The provision for income taxes decreased $8,000 for the three months ended March 31, 2001 compared with the same period in the prior year. The taxes are primarily related to foreign withholding taxes and state and local taxes.

Net Loss Per Common Share. Basic and diluted net loss per common share for the quarter ended March 31, 2001 was ($0.13), compared with ($0.17) for the same period in 2000. For the quarter ended March 31, 2001, the actual net loss per common share included a one-time deemed dividend of ($0.08), associated with a deemed dividend of $1.7 million relating to the beneficial conversion feature associated with the March 2001 private placement of Series C preferred stock. (See Notes to Consolidated Financial Statements -- Note 10).

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenues: Total revenues were $19,552,000 and $17,662,000, for the nine months ended March 31, 2001 and 2000, respectively. This represents an 11% increase for the nine months period ended March 31, 2001 compared to the same prior year period.

Consulting services revenues, were $13,851,000 and $8,672,000 for the nine month periods ended March 31, 2001 and 2000, respectively, which is an increase of 60% compared to the same period in the prior year. The increase is due to the continued growth in the CRM consulting services.

Software license product revenues were $3,697,000 and $6,416,000 for the nine month periods ended March 31, 2001 and 2000. This 42% decrease in software license product revenues is primarily attributable to the increased sales in the prior year which were driven by year 2000 testing and compliance requirements and decreased sales of the LiveInterface and LiveModel software license products during the current year.

Software license product support revenues were $2,004,000 and $2,574,000 for the nine month periods ended March 31, 2001 and 2000, respectively, which is a decrease of 22% compared to the same period in the prior year. The decrease is primarily due to lower overall software license product sales and lower than expected software license product support renewals.

Gross Margins: Gross margin, as a percentage of total revenues for the nine months ended March 31, 2001 was 48% compared to 57% in the same period in the prior year. Consulting services margin was 34% for the nine months ended March 31, 2001, compared to 29% in the same period in the prior year. The increase in consulting services margins compared to the prior year period is primarily due to the increase in higher overall consulting revenues. The software license product gross margin was 83% for the nine months ended March 31, 2001, compared to 88% for the same prior year period. The decrease in software license product margins is due to increased sales of the LiveSynchronizer product, which incurs a higher royalty expense. Software license product support margin was 86% for the nine months ended March 31, 2001 compared to 78% for the same prior year period. The increase in the nine months in fiscal 2001 over the prior year period is primarily due to lower labor costs associated with software license product support revenues.

Research and Development (R&D): R&D expenses decreased $1,552,000 during the nine months ended March 31, 2001 from the same prior year period. The decrease is primarily due to a decrease in headcount supporting the R&D function. The headcount decrease is attributable to the transitioning of the Company's focus. Personnel were transferred from software license production to consulting services to provide for greater operational efficiency and focus. R&D expenses, as a percentage of total revenues for the nine months ended March 31, 2001 was 11% compared to 21% in the same prior year period.

Marketing, General and Administrative: Marketing, general and administrative expenses decreased $428,000 during the nine months ended March 31, 2001, compared to the same prior year period. The decrease is primarily due to reduction in head count in the sales and marketing departments resulting from the Company's reorganization. Marketing, general and administrative expenses, as a percentage of revenues for the nine months ended March 31, 2001 was 52% compared to 60% in the same prior year period.

Other Income and Expense: Other income and expense, net, which includes interest income and expense, decreased $27,000 for the nine months ended March 31, 2001 compared with the same period in the prior year. The net decrease is primarily due to increased interest expense from bank borrowings and gains related to foreign currency exchange.

Provision for Income Taxes: The provision for income taxes decreased $32,000 for the nine months ended March 31, 2001 compared with the same period in the prior year. The taxes are primarily related to foreign withholding taxes and state and local taxes.

BOOKINGS AND BACKLOG

CRM bookings were $3.6 million and $4.2 million for the third quarter of fiscal 2001 and 2000, respectively, and $10.5 million and $6.8 million for the nine months ended March 31, 2001 and 2000, respectively. Bookings were derived primarily from CRM consulting services to large commercial companies. At the end of the third quarter of fiscal 2001 and 2000, backlog stood at $4.1 million and $3.2 million, respectively. The Company's bookings and backlog are largely dependent upon continued business related to CRM consulting solutions.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, cash, cash equivalents and short-term investments were $5,870,000 compared to $2,240,000 at June 30, 2000.

Cash used in operations was $3,424,000 during the nine months ended March 31, 2001, compared to $1,215,000 used in operations in the same period in the prior year. The increase in cash used in operations is primarily due to the increase in accounts receivable and off set by the decrease in net losses, decrease in deferred revenue, and increase in accrued compensation for the same period in the prior year.

Cash used in investing activities was $202,000 in the nine months ended March 31, 2001 compared to $403,000 used by investing activities in the same period in the prior year. The decrease in cash used by investing activities is due to the decreased purchasing of property and equipment.

Cash provided by financing activities was $7,256,000 for the nine months ended March 31, 2001 compared to $1,656,000 provided by financing activities in the same prior year period. The increase in cash provided by financing activities was due to additional equity funding and the increased draw down of the Company's revolving credit facility.

In March 2001, the Company issued 4,880 shares of Series C Preferred Stock and warrants to purchase up to 1,084,445 shares of common stock at $2.00 per share for proceeds of $4.88 million. Each share of Series C Preferred Stock is convertible into 889 shares of common stock, subject to adjustments, at $1.125 per share. The dividends for the first year are payable at the Company's option in cash or common stock valued at 90% of the average closing price of any 20 day period preceding the dividend payment date through the distribution date in connection with the issuance of the warrants for common stock granted in connection with Series C Preferred Stock financing. The Company recorded a beneficial conversion dividend of $1.7 million.

On December 28, 2000, the Company issued 600,000 shares of common stock at $0.50 per share in a private placement.

On September 29, 2000, the Company issued 1.0 million shares of common stock at $1.00 per share in a private placement. The investors received five-year warrants equal to 25% of the number of shares purchased. Warrants were issued to purchase 250,000 shares of common stock at $2.00 per share. These warrants expire on September 29, 2005.

In May 2000, the Company consummated an equity arrangement with one of its existing investors, whereby the Company had the right to require the investor to purchase, in a private placement, up to $2.8 million of the Company's common stock. The purchase price was set at 10% above the market price at the time the purchase was made, with a minimum price of $1.00 per share and a maximum price of $2.00 per share. The investor received five-year warrants equal to 25% of the number of shares purchased. This equity arrangement terminated on December 31, 2000. As of March 31, 2001, the Company has issued 596,126 and 850,000 shares of common stock at $1.6775 and $2.00 per share, respectively, for aggregate proceeds of $2.7 million under this arrangement.

In addition to the equity investment agreements, the Company secured a $3.0 million credit facility from a bank, bearing annual interest at the bank's prime rate plus 2% (10.0 % as of March 31, 2001). The credit line is an asset-based facility, and the amount that can be borrowed under the loan is the lesser of $3.0 million or 80% of the eligible accounts receivable balances at any point in time. At March 31, 2001, the amount of the bank credit facility available was $3.0 million. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility is two years, which expires on April 27, 2001. The Company has signed a 30-day extension and is in negotiations with the bank for securing a follow-on credit facility. The credit facility is secured by essentially all of the assets of the Company. The Company owed $2.3 million under this credit facility at March 31, 2001.

The Company believes its cash and cash equivalents at March 31, 2001, along with expected cash generated from operations and available funds from equity arrangements and the credit facility, will be adequate to fund its operations through fiscal 2002. If revenues for the remainder of fiscal 2001 and fiscal 2002 do not meet management's expectations, and additional financing is not available, management has the ability to, and may, reduce certain planned expenditures to lower the Company's operating costs, if required.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits

               1.) First Amendment to Employment Agreement - Kenneth Hass 2.) Second Amendment to Employment - Kenneth Hass

b)      Reports on Form 8-K

               Form 8-K was filed on May 3, 2001

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


                                INTELLICORP, INC.


                                            /s/ Jerome F. Klajbor
                                            ------------------------------------
                                            Jerome F. Klajbor
                                            Chief Financial Officer

Date: May 15, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
  1              First Amendment to Employment Agreement - Kenneth Hass

  2              Second Amendment to Employment - Kenneth Hass