Form 10QSB/A
period 2001-03-31
INTELLICORP INC
filed 2001-08-08
CIK 730169

                                 FORM 10-QSB/A

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

                     This document is comprised of 18 pages.

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

Explanatory Note....................................................................3

    Item 1.    Consolidated Financial Statements (unaudited)
               Condensed Consolidated Balance Sheets................................4
               Condensed Consolidated Statements of Operations......................5
               Condensed Consolidated Statements of Cash Flows......................6
               Notes to Condensed Consolidated Financial Statements...............7-9

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations....................10-17


PART II.  OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security Holders.................18

    Item 6.    Exhibits and Reports on Form 8-K....................................18

SIGNATURE..........................................................................19

                                EXPLANATORY NOTE

IntelliCorp is filing this amendment to Form 10-QSB to restate its expenses for the third quarter of fiscal year 2001. As the financial statement close process was finalized, the Company determined that certain accruals related to bonuses and subcontractor expenses had been underestimated, and higher travel expenses associated with business development activities were experienced. Of the additional expenses identified in the fourth quarter, $386,000 related to activity in the third quarter, and therefore the Company is filing this 10-SBQ/A for the third quarter to reflect the additional expenses.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                March 31,            June 30,
                                                2001                 2000  (1)
                                                --------             --------
                                              (unaudited)
Assets
Current assets:
Cash and cash equivalents                       $  5,870             $  2,240
Accounts receivable, net                           7,213                5,729
Other current assets                                 688                1,264
                                                --------             --------
    Total current assets                          13,771                9,233

Property and equipment, net                          558                  911
Purchased intangibles, net                         1,613                2,035
Other assets                                         158                  134
                                                --------             --------


                                                $ 16,100             $ 12,313
                                                ========             ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                $  2,283             $  1,899
Accrued compensation                               1,836                1,644
Accrued royalties                                    253                  295
Other current liabilities                          1,544                1,443
Bank loan                                          2,306                  989
Deferred revenues                                  1,012                1,673
                                                --------             --------
    Total current liabilities                      9,234                7,943


Stockholders' equity:
Preferred stock                                        1                    1
Common stock                                          20                   20
Additional paid - in capital                      73,414               67,079
Accumulated deficit                              (66,569)             (62,730)
                                                --------             --------
    Total stockholders' equity                     6,866                4,370
                                                --------             --------

                                                $ 16,100             $ 12,313
                                                ========             ========

(1) The consolidated balance sheet at June 30, 2000, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                             See accompanying notes.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                    Three months ended                Nine months ended
                                                         March  31,                       March  31,
                                                 -------------------------         -------------------------
                                                   2001             2000             2001             2000
                                                 --------         --------         --------         --------
                                                        (unaudited)                        (unaudited)
Revenues:
    Consulting services                          $  5,784         $  2,432         $ 13,851         $  8,672
    Software license                                  732            1,198            3,697            6,416
    License support                                   568              864            2,004            2,574
                                                 --------         --------         --------         --------
    Total revenues                                  7,084            4,494           19,552           17,662
                                                 --------         --------         --------         --------

Costs and expenses:
    Cost of revenues:
       Consulting services                          3,770            2,063            9,435            6,177
       Software license                               149              295              638              769
       License support                                 92              179              277              566
    Research and development                          850            1,116            2,110            3,659
    Marketing, general, and
       administrative                               3,612            3,528           10,375           10,645
                                                 --------         --------         --------         --------
    Total costs and expenses                        8,473            7,181           22,835           21,816
                                                 --------         --------         --------         --------


Loss from operations                               (1,389)          (2,687)          (3,283)          (4,154)

Other income (expense), net                             8              (94)            (154)            (181)
                                                 --------         --------         --------         --------

Loss before provision
    for income taxes                               (1,381)          (2,781)          (3,437)          (4,335)

Provision for income taxes                              6               14                6               38
                                                 --------         --------         --------         --------

Net loss                                         $ (1,387)        $ (2,795)        $ (3,443)        $ (4,373)
                                                 ========         ========         ========         ========

Series A and Series B preferred
    stock dividends                                  (129)            (132)            (396)            (402)

Beneficial conversion dividend related to
    Series C preferred stock                       (1,703)              --           (1,703)              --
                                                 --------         --------         --------         --------

Net loss attributable to
    common shareholders                          $ (3,219)        $ (2,927)        $ (5,542)        $ (4,775)
                                                 ========         ========         ========         ========

Basic and diluted net loss per
    common share                                 $  (0.15)        $  (0.17)        $  (0.26)        $  (0.28)
                                                 ========         ========         ========         ========


Shares used in computing basic and
      diluted net loss per common share            21,704           17,668           20,944           17,058
                                                 ========         ========         ========         ========



                             See accompanying notes.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase in cash and cash equivalents
(in thousands)

                                                                 Nine months ended
                                                                      March 31,
                                                                  2001           2000
                                                                -------         -------
                                                                     (unaudited)
Cash flows from operating activities:
    Net loss                                                    $(3,443)        $(4,373)
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
    Depreciation and amortization                                   725             915
    Stock-based compensation                                         --             174
    Write-off of capitalized software                               247              --
    Loss on disposal of fixed assets                                  6              --
    Changes in assets and liabilities:
        Accounts receivable                                      (1,484)          1,768
        Other current assets                                        575              22
        Other assets                                                (24)            (85)
        Accounts payable                                            384             366
        Accrued compensation                                        192             350
        Other current liabilities                                    59            (210)
        Deferred revenues                                          (661)           (142)
                                                                -------         -------
    Net cash used in operating activities                        (3,424)         (1,215)
                                                                -------         -------

Cash flows from investing activities:
    Expenditures for property and equipment                        (202)           (403)
Net cash used in investing activities                              (202)           (403)
                                                                -------         -------

Cash flows from financing activities:
    Net borrowings under bank credit line                         1,317            (101)
    Payment of cash dividends                                      (396)           (402)
    Cash received from sales of common stock                      1,455           2,159
    Cash received from sales of preferred stock                   4,880              --
                                                                -------         -------
Net cash provided by financing activities                         7,256           1,656
                                                                -------         -------

Increase in cash and cash equivalents                             3,630              38
Cash and cash equivalents, beginning of period                    2,240           2,619
                                                                -------         -------

Cash and cash equivalents, end of period                        $ 5,870         $ 2,657
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

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             QUARTER ENDED
                                                         FISCAL 2000                                 FISCAL 2001
                                           --------------------------------------       --------------------------------------
                                           DEC. 31         MAR. 31        JUNE 30       SEPT. 30       DEC. 31        MAR. 31
                                           --------       --------       --------       --------       --------       --------
Revenues:
  Consulting services                      $  3,067       $  2,432       $  3,268       $  3,713       $  4,354       $  5,784
  Software license                            2,499          1,198            938          1,590          1,375            732
  License support                               868            864            798            730            706            568
                                           --------       --------       --------       --------       --------       --------
      Total revenues
                                              6,434          4,494          5,004          6,033          6,435          7,084

Cost and Expenses:
  Cost of revenues:
    Consulting services                       2,176          2,063          2,850          2,817          2,848          3,770
    Software license                            211            295            276            192            297            149
    License support                             169            179            162             99             86             92
    Research and development                  1,128          1,116          1,102            639            621            850
    Marketing, general, and
      Administrative                          3,673          3,528          3,282          3,590          3,173          3,612
                                           --------       --------       --------       --------       --------       --------
      Total costs and expenses                7,357          7,181          7,672          7,337          7,025          8,473

Loss from operations                           (923)        (2,687)        (2,668)        (1,304)          (590)        (1,389)
Other Income (expense), net
Loss before provision                           (49)           (94)           (69)           (35)          (127)             8
                                           --------       --------       --------       --------       --------       --------
  for income taxes                             (972)        (2,781)        (2,737)        (1,339)          (717)        (1,381)

Provision for income taxes                       18             14              3             --             --              6
                                           --------       --------       --------       --------       --------       --------
Net loss                                   $   (990)      $ (2,795)      $ (2,740)      $ (1,339)      $   (717)      $ (1,387)
                                           ========       ========       ========       ========       ========       ========

Series A and Series B preferred
  stock dividends                              (135)          (132)          (133)          (133)          (134)          (129)

Beneficial conversion dividend -
  Series C preferred stock                       --             --             --             --             --         (1,703)
                                           --------       --------       --------       --------       --------       --------

Net loss attributable to
  common shareholders                      $ (1,125)      $ (2,927)      $ (2,873)      $ (1,472)      $   (851)      $ (3,219)
                                           ========       ========       ========       ========       ========       ========

Basic and diluted net loss per
  common share                             $  (0.07)      $  (0.17)      $  (0.16)      $  (0.07)      $  (0.04)      $  (0.15)
                                           ========       ========       ========       ========       ========       ========

Shares used in computing basic
and diluted net loss per common share        17,092         17,668         18,519         20,043         21,101         21,704
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

Gross Margins: Gross margin, as a percentage of total revenues for the three months ended March 31, 2001 was 43% compared to 44% in the same period in the prior year. Consulting services margin was 35% for the three months ended March 31, 2001, compared to 15% in the same period in the prior year. The increase in consulting services margins compared to the prior year period is primarily due to the increase in higher overall consulting revenues while the cost structure did not increase portionally to the increased revenue. The software license product gross margin was 80% for the three months ended March 31, 2001, compared to 75% for the same prior year period. The increase in software license product margins is due to lower than expected royalty costs in the period ended March 31, 2001. Software license product support margin was 84% for the three months ended March 31, 2001 compared to 79% for the same prior year period. The increase in the current quarter over the prior year quarter is primarily due to decreased labor costs associated with software license product support revenues.

Research and Development (R&D): R&D expenses decreased $266,000 during the three months ended March 31, 2001 from the same prior year period. The decrease is primarily due to a decrease in headcount supporting the R&D function. The headcount decrease is attributable to the transitioning of the Company's focus. Personnel were transferred from software license production to consulting services to provide for greater operational efficiency and focus. This decrease as a percentage of revenues is primarily the result of the increase in revenues for the three month period ended March 31, 2001 compared to the same period of the prior year. R&D expenses, as a percentage of total revenues for the three months ended March 31, 2001 was 12% compared to 25% in the same prior year period.

Marketing, General and Administrative: Marketing, general and administrative expenses increased $84,000 during the three months ended March 31, 2001 compared to the same prior year period. The increase is primarily due to increased executive bonuses, offset by decreased headcount in the sales and marketing departments resulting from the Company's reorganization.

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

Net Loss Per Common Share. Basic and diluted net loss per common share for the quarter ended March 31, 2001 was ($0.15), compared with ($0.17) for the same period in 2000. For the quarter ended March 31, 2001, the actual net loss per common share included a one-time deemed dividend of ($0.08), associated with a deemed dividend of $1.7 million relating to the beneficial conversion feature associated with the March 2001 private placement of Series C preferred stock. (See Notes to Consolidated Financial Statements -- Note 10).

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

Gross Margins: Gross margin, as a percentage of total revenues for the nine months ended March 31, 2001 was 47% compared to 57% in the same period in the prior year. Consulting services margin was 32% for the nine months ended March 31, 2001, compared to 29% in the same period in the prior year. The increase in consulting services margins compared to the prior year period is primarily due to the increase in higher overall consulting revenues. The software license product gross margin was 83% for the nine months ended March 31, 2001, compared to 88% for the same prior year period. The decrease in software license product margins is due to increased sales of the LiveSynchronizer product, which incurs a higher royalty expense. Software license product support margin was 86% for the nine months ended March 31, 2001 compared to 78% for the same prior year period. The increase in the nine months in fiscal 2001 over the prior year period is primarily due to lower labor costs associated with software license product support revenues.

Research and Development (R&D): R&D expenses decreased $1,549,000 during the nine months ended March 31, 2001 from the same prior year period. The decrease is primarily due to a decrease in headcount supporting the R&D function. The headcount decrease is attributable to the transitioning of the Company's focus. Personnel were transferred from software license production to consulting services to provide for greater operational efficiency and focus. R&D expenses, as a percentage of total revenues for the nine months ended March 31, 2001 was 11% compared to 21% in the same prior year period.

Marketing, General and Administrative: Marketing, general and administrative expenses decreased $270,000 during the nine months ended March 31, 2001, compared to the same prior year period. The decrease is primarily due to reduction in head count in the sales and marketing departments resulting from the Company's reorganization. Marketing, general and administrative expenses, as a percentage of revenues for the nine months ended March 31, 2001 was 53% compared to 60% in the same prior year period.

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

               None

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

Date: August 8, 2001