Form 10KSB40
period 2001-06-30
INTELLICORP INC
filed 2001-09-28
CIK 730169

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                  FORM 10-KSB

                                  ANNUAL REPORT
                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year: $25,613,000

The aggregate market value of the voting stock held by nonaffiliates on August 17, 2001, computed by reference to the closing price as of that date was $11,627,421. (1)

As of August 17, 2001, 21,765,007 shares of registrant's Common Stock, par value $.001 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                             Incorporated in Form 10-KSB
--------                                             ---------------------------
Definitive Proxy Statement to be filed with                   Part III
the Securities and Exchange Commission on or
prior to October 26, 2001 and to be used in
connection With the Annual Meeting of
Stockholders to be held December 4, 2001.


(1) Excludes 6,261,779 shares held by directors, officers and 10% stockholders of registrant.

                                TABLE OF CONTENTS


PART I.............................................................................3
    ITEM 1.  Business..............................................................3
             General...............................................................3
             Services and Approach.................................................4
             Product Development...................................................4
             People................................................................4
             Selling and Marketing.................................................4
             Competition...........................................................5
             Intellectual Property Rights..........................................5
             Risk Factors..........................................................5
    ITEM 2.  Description of Property..............................................13
    ITEM 3.  Legal Proceedings....................................................13
    ITEM 4.  Submission of Matters to a Vote of Security Holders..................13
PART II...........................................................................14
    ITEM 5.  Market for Common Equity and Related Stockholder Matters.............14
    ITEM 6.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations................................................16
    ITEM 7.  Financial Statements.................................................23
    ITEM 8.  Changes in and Disagreements with Accountants on Accounting an
             Financial Disclosure.................................................41
PART III..........................................................................41
    ITEM 9.  Directors,Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act....................41
    ITEM 10. Executive Compensation...............................................43
    ITEM 11. Security Ownership of Certain Beneficial Owners and Management.......43
    ITEM 12. Certain Relationships and Related Transactions.......................43
    ITEM 13. Exhibits, List and Reports on Form 8-K...............................44
SIGNATURES........................................................................45

                                     PART I

ITEM 1.  BUSINESS

GENERAL

IntelliCorp Inc. (IntelliCorp or the Company) is an international technology services firm that provides Global 2000 companies the business solutions required to fully leverage their investments in information systems and business processes. The Company offers services and solutions for evaluating and developing business strategy, refining, designing and implementing business software architecture, and implementing and integrating Customer Relationship Management (CRM) software.

IntelliCorp offers a combination of customized consulting services and solutions to help its customers align disparate customer channels, including the Internet, wireless, contact centers, and field sales with "back-office" processes such as manufacturing, order fulfillment, order management, logistics, human resources, distribution, and accounting.

The solutions designed and implemented by IntelliCorp enable its customers to increase efficiency, accelerate business growth, and increase customer retention by applying an end-to-end methodology to the customer relationship process. By focusing primarily on the configuration of complex products and the personalization of the customer experience, IntelliCorp helps its customers conquer the most difficult and complex aspects of the CRM process.

IntelliCorp also provides services and solutions that allow customers to systematically identify key technology investment opportunities during the implementation, upgrade and consolidation process of their "back-office" solutions and business methodologies. The Company believes that this leads customers to gain a higher return on their investment in information technology by identifying where their processes need improvement and providing an infrastructure to continually monitor the operational health of the organization.

IntelliCorp's revenues are generated primarily from consulting services, provided under time and materials based contracts. Consulting services generally include the following:

    - CRM strategy and technology consulting for the B2B (Business to Business), B2C (Business to Consumer), and B2R (Business to Reseller) markets,

    -   Technology design and implementation,

    -   Complex product configuration and pricing,

    - Implementation of technology solutions that align configuration, personalization, customer retention, and sales solutions with "back-office" processes, and

    - Strategic business process profiling in preparation for new system implementation, software application upgrade and solution consolidation.

In addition, IntelliCorp generates revenues from the licensing and support of its proprietary LiveModel NetProcess(TM) and LiveInterface(TM) software solutions for business process management and application integration.

The Company has offices across the United States as well as in the United Kingdom, France and Germany. In addition, IntelliCorp has a distributor and alliance program that provides support in Latin America, the Pacific Rim and across southern Europe and South Africa.

IntelliCorp was incorporated in Delaware in 1983. The executive offices are located at 1975 El Camino Real West, Suite #201, Mountain View, California, 94040 and the telephone number is (650) 965-5500. The stock is traded on the Nasdaq SmallCap Market under the symbol "INAI". IntelliCorp's web address is http://www.intellicorp.com.

SERVICES AND APPROACH

Using its proprietary tools, IntelliCorp approaches customer engagements by quickly assessing the business processes the customer has implemented. The Company also reviews the goals of the organization as it makes its next application solution decision. By utilizing this methodology, IntelliCorp provides its customers with a business process model to determine whether the investment decision will deliver the desired return on investment.

To ensure customer satisfaction, IntelliCorp has implemented a targeted account management strategy. Account Managers are responsible for overall customer satisfaction, as well as identifying additional value added opportunities.

PRODUCT DEVELOPMENT

IntelliCorp's Product Development organization is responsible for product architecture, core technology, product testing and expanding functionality to LiveModel NetProcess and LiveInterface. Since inception, IntelliCorp has made substantial investment in Product Development and related activities. Certain technologies have been acquired and integrated into IntelliCorp's product line.

PEOPLE

As of June 30, 2001, the Company employed 155 people. IntelliCorp believes that its future success will depend, in large part, on its ability to continue to attract and retain highly qualified employees. None of IntelliCorp's employees are covered by a collective bargaining agreement. The Company maintains competitive compensation, benefits and equity participation programs.

SELLING AND MARKETING

The role of IntelliCorp's marketing program is to create brand awareness and loyalty for IntelliCorp as a leading services and solutions firm. Marketing is performed at the corporate level.

IntelliCorp's dedicated marketing personnel undertake a variety of marketing activities including:

    - Sponsorship of educational web-conferences to demonstrate thought leadership,

    -   Media and industry analyst outreach,

    -   Market analysis,

    -   Sponsorship and participation in targeted conferences,

    -   Sales briefings with individual companies, and

    - Periodic updates and maintenance of the Company's website at www.intellicorp.com.

IntelliCorp uses a team-based sales approach. IntelliCorp's Sales Managers lead pursuit teams that are comprised of key consulting practitioners who have the technical and vertical industry knowledge required to bring value to each client. A team sales approach allows IntelliCorp to focus on a select group of customers, fully understand their business challenges and partner with them to provide successful solutions. This approach is designed to establish long-term annuity relationships between IntelliCorp and its customers. While IntelliCorp's customers are derived from a broad range of industries, the Company's focus is on serving the consumer products, high technology, and transportation verticals within the manufacturing sector.

IntelliCorp has also introduced a dedicated alliance team that works with regional services and solution providers, technology and application providers, and other system integration firms to help them deliver process efficiency solutions and technology integration solutions to their customers.

COMPETITION

The market for the services and solutions IntelliCorp provides is highly competitive. IntelliCorp believes that it currently competes principally with large accounting and consulting firms and systems consulting and implementation integration firms. To a lesser extent, IntelliCorp also competes with specialized e-business consulting firms, strategy consulting firms, other package technology vendors and customers' own internal information systems groups.

INTELLECTUAL PROPERTY RIGHTS

IntelliCorp relies upon a combination of patents, trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect proprietary rights. All of the Company's patent maintenance fees are current, and the expiration dates range from July 2004 thru June 2008. The Company enters into confidentiality agreements with its employees, consultants and customers, and limits access to and distribution of proprietary information.

IntelliCorp's services involve the development of solutions for unique selected client engagements. Ownership of these solutions is the subject of negotiation and is frequently assigned to the client, although IntelliCorp may retain a license for certain solutions.

RISK FACTORS

This Annual Report on Form 10-KSB contains forward looking statements that involve risks and uncertainties. The Company's business, operating, financial performance and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the company in this annual report on Form 10-KSB or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference as set forth elsewhere in this annual report on Form 10-KSB.

WE MAY NOT BE ABLE TO DEVELOP OUR CONSULTING SERVICES AND PRODUCTS QUICKLY ENOUGH TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE

Our business depends upon the increased acceptance and use of advanced technologies as a means of conducting business electronically and streamlining operations. The market for our solutions is characterized by:

    -   Ongoing technological developments,

    -   Evolving industry standards, and

    -   Rapid changes in customer requirements and demands.

As a result, our success depends on our ability to continue to:

    -   Enhance our existing consulting services and products,

    - Develop and introduce, in a timely manner, new consulting services and products that take advantage of technological advances, and

    -   Respond to customer requirements and demands.

We may not be successful in developing and marketing enhancements to our existing consulting services and products, or developing new consulting services and products that incorporate new technology on a timely basis. Also, our new solutions may not adequately address the changing needs of the marketplace. If we are unable to develop and introduce new solutions, or enhance existing solutions, in a timely manner in response to changing market conditions or customer requirements or demands, our business, financial condition and results of operations will be materially adversely affected.

OUR SUCCESS DEPENDS UPON MARKET ACCEPTANCE OF ELECTRONIC-BUSINESS TECHNOLOGIES AS A MEANS OF CONDUCTING COMMERCE

The market for our consulting services and products is evolving and our growth in e-business depends upon broad market acceptance of this technology. If use of e-business technologies does not continue to grow, or grows more slowly than expected, our revenue growth could slow or decline, and our business, financial condition and results of operations may be adversely affected. Customers may delay or decline adoption of e-business technologies for the following reasons:

    - Inability to sustain or maintain an acceptable rate of return on projects,

    -   Inadequate system infrastructure or knowledgeable staff,

    - Delays in the development or adoption of new technologies, including security and authentication technology as a means of securing confidential information, and

    - Failure of companies to meet their customers' expectations in delivering goods and services using e-business technologies.

WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS THAT MEET OUR CUSTOMERS' NEEDS

Our ongoing development projects are subject to the following risks:

    -   Development may not be completed successfully or on time,

    - Projects may not include the features required to achieve market acceptance, and

    - Enhancements to products may not keep pace with broadening market requirements.

From time to time, our competitors or we may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of our existing products. Such announcements of currently planned or other new products may cause customers to defer purchasing our existing products. Delays or difficulties associated with new product introductions or product enhancements may have a material adverse effect on our results of operations. Software products that are as complex as those offered by us may contain undetected errors when first introduced or as new versions are released. Such errors may be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. We have no insurance for this risk.

We may consider, from time to time, purchasing technology from third parties. However, we may not be able to purchase new technology on commercially reasonable terms or at all. The inability to purchase new technology could result in delays in introduction of new products or product enhancements until equivalent technology, if available, is identified, licensed and integrated. Such delays could have an adverse effect on our business, financial condition and results of operations because we may not be able to effectively compete without these new technologies.

OUR CUSTOMERS MAY CHOSE NOT TO INVEST IN E-BUSINESS INITIATIVES DUE TO CURRENT ECONOMIC CONDITIONS

During the second half of 2000 and the first half of 2001, many companies have experienced financial difficulties or uncertainty, and as a result, have begun to cancel or delay spending on e-business initiatives. Furthermore, the financial difficulties experienced by many Internet start up companies have reduced the urgency of larger companies to expand business on the Internet. If companies continue to cancel or delay spending on e-business initiatives because of unfavorable economic conditions, or for other reasons, our business, financial condition and results of operations could be materially adversely affected.

OUR MARKET IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO CONTINUE TO COMPETE EFFECTIVELY

The market for e-business consulting services and products is highly competitive and characterized by rapid and frequent changes in technology. Our primary competitors are large accounting and consulting firms who have significantly greater financial, technical, sales and marketing resources. These larger firms may have the ability to offer a wide range of services and have a large professional staff that can be deployed quickly. Other consulting companies that specialize in integrating e-business applications also pose a threat to our consulting solutions. In some situations, certain consulting firms we have competed with have reduced their rates or offered substantial price discounts in an attempt to win business.

In addition, other companies can be expected to develop and market competitive products in the future. The important competitive factors affecting the market for our software products are:

    -   Product sophistication, features and reliability,

    -   Product price and performance characteristics,

    -   Ease of understanding and operating the software,

    -   Maintainability,

    -   Customer support, and

    -   Integration with conventional computing environments and the Internet.

We may not be successful in the face of increasing competition from consulting firms offering alternative consulting solutions and from new products and enhancements introduced by competitors and by new companies entering the market. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

OUR OPERATING MARGINS CAN FLUCTUATE AS A RESULT OF THE MIX OF SERVICE AND PRODUCT REVENUE

A significant percentage of our revenue is derived from consulting services. The operating margins for such services are substantially lower than the operating margins for our software product revenues. This is because of the relatively high personnel costs incurred in providing consulting services, as well as the higher cost of using outside consultants. As a result, our overall operating margins may be lower than those for software companies that do not derive such a significant percentage of revenues from consulting services.

A SIGNIFICANT PORTION OF OUR OPERATING EXPENSES ARE FIXED

A high percentage of our operating expenses are fixed, specifically personnel, rent and depreciation. As a result, unanticipated decreases in the number or size of consulting projects may have an adverse effect on the operating margin for that period. An unanticipated termination of a project, a customer's decision not to proceed with a project, or the inability to procure new projects could require us to maintain underutilized employees, and therefore, could have an adverse effect on our business, financial condition and results of operations.

WE DEPEND HEAVILY ON A LIMITED NUMBER OF CUSTOMERS

In fiscal 2001, revenue from three significant customers accounted for 18%, 13% and 11% of total revenue. The level of revenue from these customers may not continue in future periods. In addition, revenue from certain customers may account for a significant portion of total revenue in a particular quarter. The loss of any principal customer for any reason, including our failure to meet that customer's expectations, or the customer's decision to reduce spending on a consulting service project, could have a material adverse effect on our business, financial condition or results of operations.

WE ARE DEPENDENT ON OUR KEY EMPLOYEES

We are dependent upon a limited number of key management, technical and sales personnel, the loss of whom would have an adverse effect on our business, financial condition and results of operations. In addition, we may need to hire or replace existing key management, technical and sales personnel in order to maintain or increase our business. Because of the complexity of the technology of our services and products, we may only have a single employee with appropriate expertise. The loss of such an employee could have the effect of slowing down or stopping a customer consulting engagement or the development of a product until we are able to find a replacement with the requisite expertise.

In addition, if one or more of our key employees joined a competitor or formed a competing company, the loss of such personnel and any resulting loss of existing or potential customers to that competitor could have a material adverse effect on our business, financial condition and results of operations. Although we require our employees to sign confidentiality agreements, which require them to keep company information confidential, we cannot be certain that those agreements will be substantially enforced by courts of law. We do not carry "key man" life insurance policies on any of our employees.

IF WE CANNOT ATTRACT AND RETAIN QUALIFIED PROFESSIONAL STAFF, WE MAY NOT BE ABLE TO ADEQUATELY PERFORM OUR CUSTOMER ENGAGEMENTS AND COULD BE LIMITED IN ACCEPTING NEW CUSTOMER ENGAGEMENTS

Our consulting solution business is labor intensive and our future success will depend in part on our ability to attract and retain highly qualified personnel who specialize in e-business. We compete for such personnel with other companies, academic institutions, and other organizations. The ability to recruit and hire, on a timely basis, highly skilled personnel to staff our consulting solutions and development projects will be a key factor in the success of existing projects and in our ability to bid on and accept new customer engagements.

IF WE CONTINUE TO EXPERIENCE LOSSES IN THE FUTURE, OUR BUSINESS, FINANCIAL CONDITION AND GROWTH PROSPECTS WILL SUFFER

Over the five years ended June 30, 2001, we have experienced aggregate net losses of over $23.1 million, including a net loss of $7.2 million and a net loss applicable to common stockholders of $9.6 million for the year ended June 30, 2001. We may also have losses in future years. We may not be able to achieve and maintain profitability.

As of June 30, 2001, we had an accumulated deficit of $70.6 million, a cash and cash equivalent balance of $2.6 million, and a working capital balance of $549,000. Available financing resources include a bank credit facility, which amounts to the lesser of $2.0 million or 75% of the eligible accounts receivable balances at any point in time. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. At June 30, 2001, no funds were available under the bank credit facility and we owed $1.6 million on this credit facility. The bank credit line expires in July 2002 and is secured by the assets of the Company. In August and September 2001, we entered into promissory notes with two related parties which will provide up to an aggregate of $1.9 million, of which $800,000 has been borrowed through September 30, 2001. The notes are secured by our accounts receivable but are subordinate to the bank credit line.

We believe our cash and cash equivalent balances at June 30, 2001, along with expected cash generated from operations and available funds under the promissory notes will be sufficient to fund our operations through at least June 30, 2002. If anticipated revenues from fiscal 2002 do not meet management's expectations, and cost containment measures for fiscal 2002 do not meet management's expectations, management has the ability, and intent to reduce certain planned expenditures and continue to curtail operations significantly.

WE MAY NOT BE ABLE TO MEET OUR WORKING CAPITAL REQUIREMENTS OR OBTAIN ADDITIONAL CAPITAL IN THE FUTURE

We will require additional financing to fund the continuation and growth of our operations in the future. We believe our cash and cash equivalents at June 30, 2001, along with expected cash generated from operations, credit facility, and promissory notes will be adequate to fund our operations through fiscal 2002. However, with the significant contraction in the capital markets, particularly in the technology sector, combined with our net loss history, it may be difficult to raise additional capital. As a result, if adequate funds are not available on terms favorable to us, or at all, our business, financial condition and results of operations will be adversely affected. If the revenues from fiscal 2002 do not meet management's expectations, and additional financing is not available, management has the ability and intent to reduce certain planned expenditures to lower our operating costs.

OUR STOCK MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET IF WE FAIL TO MEET CERTAIN MAINTENANCE CRITERIA

The Nasdaq Stock Market rules require that the minimum bid price for our common stock exceed $1.00 per share and that we meet at least one of the following criteria:

    -   Our net tangible assets equal at least $2.0 million;

    -   Our market capitalization is equal to $35.0 million in public float; or

    - We recognized net income of at least $500,000 in our most recent fiscal year or in two of our three previous fiscal years

If our minimum bid price falls below $1.00 per share for 30 consecutive business days or if we fail to meet one of the three criteria relating to net tangible assets, market capitalization or net income, then Nasdaq may find us to be out of compliance with its listing requirements and our common stock may be removed from the Nasdaq SmallCap Market. In the past, our net tangible assets, as well as our stock price, have temporarily fallen below the Nasdaq minimum.

Recently, our common stock traded below $1.00 per share, and in January 2001, Nasdaq notified us that we failed to meet the minimum bid requirement. Subsequently, the minimum bid of our common stock exceeded the $1.00 requirement for trading on Nasdaq, and on February 21, we were notified that we were in compliance with Nasdaq's maintenance criteria. In August 2001, Nasdaq again notified us that we failed to meet the minimum bid requirement of $1.00 per share. Our stock price may not recover prior to a decision by Nasdaq to delist our stock, and we do not have a specific plan to achieve compliance with the Nasdaq SmallCap Market listing requirements. In addition, at June 30, 2001 (the end of our fiscal year), the Company's net tangible assets exceeded slightly the Nasdaq requirement but our net tangible assets may drop below $2.0 million in the next fiscal quarter. Significant additional losses could result in our failure to maintain the required net tangible assets minimum and minimum bid price which may cause our common stock to be delisted from the Nasdaq SmallCap Market. We also have not recognized net income in our most recent fiscal year or in two of our three previous fiscal years.

Finally, under the terms of our Series C convertible preferred stock issued in March 2001, we are required to adjust the conversion price of the Series C convertible preferred shares and issue additional warrants as a result of a reset provision. Issuance of these additional shares at a price below the market value will bring the aggregate number of shares issued above 20% of our outstanding stock, and therefore will require stockholder approval. If we do not obtain the stockholder approval, Nasdaq may cause our common stock to be delisted from the Nasdaq SmallCap Market.

LIQUIDITY OF OUR SHARES MAY BE SIGNIFICANTLY IMPAIRED IF OUR SHARES ARE REMOVED FROM THE NASDAQ SMALLCAP MARKET

The public trading volume of our common stock and the ability of stockholders to sell their shares could be significantly impaired if we fail to meet the Nasdaq maintenance criteria and are removed from the Nasdaq SmallCap Market. In that case, our common stock would trade on either the OTC bulletin board, a regional exchange, or in the pink sheets. We may become subject to the penny stock rules that may apply to some equity securities that are not listed on Nasdaq. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. If our common stock becomes subject to the penny stock rules, investors purchasing shares under this prospectus may find it difficult to sell their shares in the future, if at all.

OUR STOCK PRICE IS VOLATILE AND MAY RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS

The trading price of our stock has been subject to wide fluctuations. These fluctuations may be in response to:

    -   Variations in our quarterly operating results,

    -   Changes in earnings estimates by industry analysts,

    -   Announcements of new service or product offerings by our competitors,

    -   Market acceptance of new technologies,

    -   General economic or stock market conditions, and

    -   Other events or factors that are beyond our control.

Although a significant portion of our quarterly revenues result from orders received in that quarter, the majority of our expense levels are fixed based on expectations of future revenues. In addition, a substantial portion of our quarterly revenues are historically recorded in the last two weeks of each quarter. The timing and closing of large service and license agreements increase the risk of quarter-to-quarter fluctuations. As a result, if revenues are not realized as expected, our business, financial condition and results of operations may be materially adversely affected.

In addition, the general economic and stock market condition of many high technology companies has declined in recent years. If this decline continues, investors may choose not to invest in high technology stocks. These events may cause the price of our common stock to be adversely affected.

IF WE CANNOT ESTABLISH OR SUSTAIN RELATIONSHIPS WITH IMPORTANT CHANNEL PARTNERS, OUR GROWTH WILL BE ADVERSELY AFFECTED

In order to reach higher levels of revenue and sustainable growth, we will need to establish new and sustain existing relationships with channel partners for the sale, distribution and co-marketing of our products and solutions. Such partners may include traditional software distributors or companies with established distribution channels. Currently we have distributor and alliance programs that provide support in Latin America, The Pacific Rim and across southern Europe and South Africa. If we are unable to establish new, or sustain existing channel partner relationships, our revenue growth could suffer, which would have an adverse effect on our business, financial condition and results of operations.

WE RELY ON OUR STRATEGIC PARTNERSHIPS TO PROVIDE CREDIBILITY TO OUR SOLUTIONS

We have agreements with certain leading enterprise application providers, including SAP, AG and Siebel Systems, to provide our consulting services in implementing certain of their selected applications. These strategic partnerships are instrumental in providing credibility to our consulting solutions. In addition, we have a strategic agreement with Deloitte & Touche to assist them on certain major integration engagements.

If we are unable to sustain these strategic partnerships we could lose credibility within the market, our reputation may be harmed and we may lose customers, which could have an adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE SUCCESSFUL IN MANAGING CHANGING BUSINESS CONDITIONS

Since our inception, we have experienced changes in our operations that have placed significant demands on our administrative, managerial and financial resources. We must devote a substantial amount of these resources to monitoring and managing our workforce and other resources. We have made, and will continue to make, significant investments in recruiting, training, capital equipment and other related costs necessary to grow our business. Our future performance will depend, in part, on our ability to manage change, both in our domestic and international operations, and to adapt our internal control systems to respond to those changes in our business. The failure of our management to effectively respond to and manage changing business conditions could have a material adverse effect on our business, financial condition and results of operations.

The average cost of our solutions and size of the team required to deliver these solutions have grown substantially. As our customer engagements become larger and more complex, managing the projects and estimating the resources required for a project becomes more difficult and the likelihood of problems or delays increases. Our inability to complete customer solutions in a timely manner, or failure to achieve customer satisfaction, could have an adverse effect on our reputation and could materially adversely affect our business, financial condition and results of operations.

WE ARE SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

We currently have offices in the United Kingdom, Germany and France. Approximately 26% of our net revenues for the fiscal year ended June 30, 2001 and 37% of our net revenues for the fiscal year ended June 30, 2000 were attributable to international sales. Fifty-four percent of total international revenues for the period ended June 30, 2001 related to consulting services, with the remaining 46% related to software license and software license support revenues. We currently offer selected local language versions of our products. Although we intend to offer additional localized product releases in the future, such releases may not be successfully developed, or, if developed, may not achieve market acceptance.

International operations are subject to certain risks including:

    -   Fluctuations in currency exchange rates,

    -   Economic or political instability,

    -   U.S. restrictions on the import and export of certain technologies,

    - Difficulties in the cost of staffing and managing international operations,

    -   The burdens of complying with a wide variety of foreign laws,

    - Seasonal reductions in business activity during the summer months, which, especially in Europe, may make it difficult to finalize a sales contract on a timely basis,

    -   Unexpected changes in regulatory requirements,

    -   Potential adverse tax consequences, and

    -   Cultural barriers.

In addition, the laws of certain countries do not protect our products and intellectual property rights to the same extent as do the laws of the United States. With the exception of limited patent protection in Canada, we have no patents protecting our products in foreign markets. Such factors may have an adverse effect on our international operations and consequently on our business, financial condition and results of operations.

OUR PROPRIETARY INFORMATION MAY NOT BE ADEQUATELY PROTECTED FROM ALL UNAUTHORIZED USE

Our success depends, in part, upon our intellectual property rights and proprietary software. We regard our software as proprietary and attempt to protect it by relying on copyrights, trade secret and patent laws and contractual nondisclosure safeguards, as well as restrictions on transferability that are incorporated into our software license agreements. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

We require our employees and subcontractors to sign confidentiality agreements upon hiring, which require them to keep company information confidential. We license our software products to customers rather than transferring title. Our "shrink-wrap" license agreements are included in the product packaging, which explains that by opening the seal, the users agree to the terms of the license agreement. It is uncertain whether this type of license agreement is legally enforceable.

In spite of these precautions, it may be possible for competitors or users to copy aspects of our intellectual property to obtain information without authorization, or to develop similar technology independently. We can not be certain that the steps we have taken will be adequate to deter misappropriation of our proprietary information, or that we will be able to detect unauthorized use. Although we believe our products and technology do not infringe on any existing proprietary rights of others, certain patents exist with claims that might extend to our products. Such patents, together with the growing use of patents to protect software, have increased the risk that third parties may assert infringement claims against us in the future. Any such claims could result in costly litigation and may have an adverse effect on our business, financial condition and results of operations. We do not have insurance to cover the risk of infringement claims.

WE MAY NOT HAVE THE RIGHT TO RESELL OR REUSE SOLUTIONS DEVELOPED FOR CERTAIN CUSTOMERS

A significant portion of our business involves the development of technology solutions for specific customer engagements. Although we normally preserve the right to utilize the solution for other customer engagements, ownership of these solutions is subject to negotiations and may be assigned to the customer. Issues relating to the ownership of and rights to use solutions can be complicated, and disputes may arise that could affect our ability to resell or reuse these solutions. Any limitation on our ability to resell or reuse a solution could require us to incur additional expenses to develop new solutions, and could have an adverse effect on our business, financial condition and results of operations.

GOVERNMENT REGULATIONS COULD INTERFERE WITH THE ACCEPTANCE OF NEW TECHNOLOGIES, WHICH COULD AFFECT DEMAND FOR OUR SERVICES

If the state, federal or international governments adopt any new laws and regulations applicable to new technologies and electronic commerce, such laws and regulations could have an adverse effect on the growth of new technologies and may decrease market acceptance. If this occurs, companies may decide not to pursue technological initiatives, which could decrease the demand for our services. A decrease in the demand for our services could have a material adverse effect on our business, financial condition and results of operations.

CHAIRMAN OF OUR BOARD OF DIRECTORS HAS SIGNIFICANT VOTING POWER AND MAY INFLUENCE THE OUTCOME OF ANY STOCKHOLDER VOTE

As of June 30, 2001, Norman J. Wechsler, Chairman of the Board of Directors, directly or indirectly owns approximately 30% of our common stock or common stock equivalents. As a result, he has the ability to substantially influence the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control, even if such a change of control would benefit other stockholders. In addition, the interests of this concentration of ownership may not always coincide with the interests of the Company or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which the Company would not otherwise consider.

WE HAVE NOT PAID AND DO NOT INTEND TO PAY ANY DIVIDENDS ON OUR COMMON STOCK

To date, we have not paid any cash dividends on our common stock. Our Board of Directors does not intend to declare cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. We currently do not have any restrictions on our ability to declare cash dividends on our common stock. We currently pay dividends on all preferred stock.

THE SALE OR ISSUANCE OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK BY THE HOLDERS OF OUR PREFERRED STOCK OR WARRANTS MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

In August 1996, we issued shares of Series A convertible preferred stock and issued warrants to purchase common stock. The Series A convertible preferred stock is convertible into common stock at the election of the holders. We have registered for resale the common stock issuable upon conversion of the Series A convertible preferred stock and exercise of the warrants.

In January and April 1998, one Series A convertible preferred stockholder converted a total of 96,774 shares of Series A convertible preferred stock into 193,548 shares of common stock. In July 1998, the same stockholder converted 48,387 shares of Series A convertible preferred stock into 96,774 shares of common stock. In January 2000, a stockholder converted 24,194 shares of Series A convertible preferred stock into 48,794 shares of common stock. In March 2000, the same stockholder exercised his warrant and purchased 30,000 shares of common stock at an exercise price of $3.50 per share.

In March 1997, we sold shares of Series B convertible preferred stock. The Series B convertible preferred stock may, at our option, be exchanged for convertible promissory notes (the Notes) of the Company issued with the same terms as the Series B convertible preferred stock. The Series B preferred stock or the Notes, if issued, are convertible into common stock at the election of the holders. We have registered for resale the shares of common stock issuable upon conversion of the Series B convertible preferred stock or the Notes.

In March 2001, we sold shares of Series C convertible preferred stock and issued warrants to purchase common stock. The shares of Series C convertible preferred stock are convertible into common stock at the election of the holders. We have registered for resale the shares of common stock issuable upon conversion of the Series C convertible preferred stock and exercise of the warrants. The number of shares issuable upon conversion of the Series C convertible preferred stock has to be increased because the trading price of our common stock during the five trading days immediately preceding the six month anniversary of the sale of the Series C convertible preferred stock was less than $1.125. According to the terms of Series C convertible preferred stock, we will need to register additional shares for resale, which could have a further dilutive effect on the value of our common stock and will require stockholder approval.

If all the shares reserved for these purposes were issued, it would significantly increase the number of shares outstanding. Sale of substantial amounts of our common stock by holders of the Series A preferred stock, Series B preferred stock, Series C preferred stock, or warrants in the future could adversely affect the market price of our common stock and could have an adverse effect on our business, financial condition and results of operations.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are located at 1975 El Camino Real West, Suite #201, Mountain View, California. IntelliCorp leases approximately 34,000 square feet of office and computer space at this facility pursuant to a lease, which extends through August 2003.

IntelliCorp also leases space for offices in Chadds Ford, Pennsylvania, United States as well as in Europe (London, England; Paris, France and Walldorf, Germany).

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

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol: INAI. The following table sets forth the closing prices since July 1, 1999 for the common stock for the fiscal quarters indicated as reported by Nasdaq. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

At June 30, 2001, there were approximately 446 stockholders of record of the Company's common stock. The Company has not paid any cash dividends on its common stock and does not plan to pay any dividends in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of many factors, including results of operations, capital requirements and general business conditions

                                     YEAR ENDED JUNE 30,
                        ----------------------------------------------
                                2001                      2000
                        --------------------      --------------------
                         HIGH          LOW         HIGH         LOW
                        -------      -------      -------      -------
1st Fiscal Quarter      $ 1.750      $ 1.031      $ 2.000      $ 0.970
2nd Fiscal Quarter        1.250         .500        3.630        1.500
3rd Fiscal Quarter        1.594         .563       11.380        3.500
4th Fiscal Quarter        1.390         .980        3.880        1.440

RECENT SALES OF UNREGISTERED SECURITIES

In March 1999, the Company consummated an equity arrangement which required certain investors, to purchase, in private placements, up to $3.0 million of the Company's common stock through March 2000, if and when requested by the Company. The purchase price was set at 10% above the market price at the time the purchase was made, with a minimum price of $1.50 per share and a maximum of $3.00 per share. As of June 30, 2001, the Company sold $2.9 million of common stock under this agreement, at a price of $1.50 and $3.00 per share. The shares sold under this agreement are registered for resale.

In May 2000 and June 2000, the Company amended the March 1999 equity arrangement to require an investor to purchase, in a private placement, an additional $2.8 million of the Company's common stock through December 2000, if and when requested by the Company. The purchase price was set at 10% above the market price at the time the purchase was made, with a minimum price of $1.00 per share and a maximum of $2.00 per share. As common stock was purchased under this amended agreement, the Company issued five year warrants equal to 25% of the number of shares purchased. The exercise price of the warrants was 10% above the purchase price of the shares purchased. As of June 30, 2001, the Company sold $2.7 million of common stock under this amended agreement, at a price of $1.68 and $2.00 per share, and issued warrants to purchase 361,532 shares of common stock at an exercise price of $1.85 and $2.20. The shares sold under this amended agreement are registered for resale. None of the warrants issued as of June 30, 2001 have been exercised.

                             SELECTED FINANCIAL DATA


                                                                               YEAR ENDED JUNE 30,
                                                        2001           2000           1999           1998           1997
                                                      --------       --------       --------       --------       --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Net revenues                                          $ 25,613       $ 22,666       $ 21,961       $ 24,445       $ 12,686
                                                      --------       --------       --------       --------       --------
Loss from operations                                    (6,996)        (6,822)        (6,082)          (625)        (1,753)
Interest expense                                          (192)          (128)          (197)          (177)          (153)
Interest income, foreign exchange loss
   and other, net                                          (61)          (122)           136            310            161
                                                      --------       --------       --------       --------       --------
Loss before income taxes                                (7,249)        (7,072)        (6,143)          (492)        (1,745)
Income tax provision (benefit)                              (3)            41             59            206            139
                                                      --------       --------       --------       --------       --------
Net loss                                              $ (7,246)      $ (7,113)      $ (6,202)      $   (698)      $ (1,884)
Preferred stock dividends:
   Series A, B and C                                      (649)          (535)          (534)          (623)          (311)
   Beneficial conversion dividend(1),(2)                (1,703)            --             --             --         (1,720)
                                                      --------       --------       --------       --------       --------

Net loss applicable to common stockholders            $ (9,598)      $ (7,648)      $ (6,736)      $ (1,321)      $ (3,915)
                                                      ========       ========       ========       ========       ========
Basic and diluted net loss per common share           $  (0.45)(2)   $  (0.44)      $  (0.44)      $  (0.10)      $  (0.31)(1)
Shares used in computation
  of basic and diluted net loss per common share        21,140         17,469         15,333         13,871         12,634
                                                      --------       --------       --------       --------       --------
BALANCE SHEET DATA
Cash, cash equivalents
   and short-term investments                         $  2,639       $  2,240       $  2,619       $  6,186       $  6,392
Working capital                                            549          1,290          2,999          6,973          6,838
Total assets                                            11,494         12,313         13,190         18,454         12,064
Convertible notes                                           --             --          1,600          1,600          1,600
Stockholders' equity                                     2,767          4,370          5,201         10,157          5,948

No cash dividends were declared or paid to the common stockholders during the periods set forth above.

(1) Net loss per common share for the year ended June 30, 1997 gives effect to the accounting treatment relative to the Company's Series B convertible preferred stock having a beneficial conversion feature. The net loss per common share reflects a $1.7 million preferred stock dividend as a result of this treatment.

(2) Net loss per common share for the year ended June 30, 2001 gives effect to the accounting treatment related to the Company's Series C convertible preferred stock having a beneficial conversion feature. The net loss per common share reflects a $1.7 million preferred stock dividend as a result of this treatment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an international technology services firm that provides Global 2000 companies the business solutions required to fully leverage their investments in information systems and business processes. We offer services and solutions for evaluating and developing business strategy, refining, designing and implementing business software architecture, and implementing and integrating Customer Relationship Management (CRM) software.

We offer a combination of customized consulting services and solutions to help our customers align disparate customer channels, including the Internet, wireless, contact centers, and field sales with "back-office" processes such as manufacturing, order fulfillment, order management, logistics, human resources, distribution, and accounting.

The solutions that we design and implement enable our customers to increase efficiency, accelerate business growth, and increase customer retention by applying an end-to-end methodology to the customer relationship process. By focusing primarily on the configuration of complex products and the personalization of the customer experience, we help our customers conquer the most difficult and complex aspects of the CRM process.

Beginning in fiscal 2001, we changed our focus from software license products to consulting services that help Fortune 2000 companies rapidly enter the world of conducting electronic business (eBusiness) on the Internet. These consulting solutions provide SAP, AG customers with an eBusiness strategy that maximizes their enterprise resource planning (ERP) investment and minimizes integration and data management issues associated with implementing software packages that combine the best applications from many different vendors to create the best product of its type (best-of-breed software).

As a result of our change in focus, we determined that relying on software license product sales in the marketplace for integrated software applications was unpredictable as many companies had recently chosen their major business applications platforms and completed their year 2000 reviews. We therefore began to explore other strategic business opportunities, including entering into an agreement with SAP, AG to assist them with the development of SAP's Internet Pricing and Configurator (IPC) program. We also were selected to implement this program for three of SAP AG's major customers due to our extensive knowledge of a variety of SAP AG's software applications. From this experience, and from analysis of the growing market for consulting services attuned to the relationships of business with our customers, we determined that the revenue stream in the implementation services area would be more predictable in the near term than in the software license products area. In addition, we determined that our unique understanding of SAP's business planning system allowed us to expand beyond providing implementation services for SAP AG's customer management applications to providing those services to other vendors of software directed at the business-customer relationship. As part of this strategy, we are also finding new opportunities to sell our business management tools and applications to enable our business customers to consolidate and/or align our business management systems with the newer customer management applications. We believe the revision of the business plan will have a positive impact on our customers because we will be able to offer our customers a more comprehensive suite of eBusiness, CRM consulting services and software license products for users of SAP, AG software.

In connection with this transition, in the quarter ended September 30, 2000 we initiated a reduction-in-force and transferred staff from software license product development to CRM/eCRM (electronic customer relationship management) consulting services. These changes affected approximately 20% of our work force. The one-time cost of this reduction-in-force was approximately $120,000, which included expenses such as severance pay and legal fees. In May and June 2001, we made an additional reduction in our work force of approximately 13% in order to align available cash resources and projected expenses. The one-time cost of the reduction-in-force was approximately $99,000 for severance pay.

A significant amount of our revenues has been, and will continue to be, derived from consulting services and, to a lesser extent, software license product support. The operating margins for consulting services are substantially lower than the operating margins for our software license products. This disparity is principally due to the low cost of materials, royalties, and other costs associated with our software license products, as compared to the relatively high personnel costs (including the higher cost of using outside consultants) incurred in providing consulting services. Our operating margins have in the past and may, in the future, vary significantly as a result of changes in the proportion of revenues attributable to consulting services and software license products. As the proportion of consulting and other services revenue increases, our overall margins will decrease accordingly. Our overall operating margins may thus be lower than those for software companies that do not derive such a significant percentage of revenues from consulting and other services.

RESULTS OF OPERATIONS

Other than statements of historical fact, the statements made in this annual report are hereby identified as forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with competitors' product introductions, market price competition and market acceptance of our products, as well as those discussed below and in "Risk Factors."

In particular, it is important to note that achievement of revenue goals is affected by numerous factors beyond our control, including competitors' product introductions, market price competition and market acceptance of our consulting and software license products. Our historical results may not be indicative of future operating results.

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and as a percentage change from year to year:

                                                                                       PERCENT INCREASE
                                                  PERCENT OF REVENUES                     (DECREASE)
                                                  YEAR ENDED JUNE 30,                 2001          2000
                                           ----------------------------------       COMPARED       COMPARED
                                            2001          2000          1999         TO 2000       TO 1999
                                           ------        ------        ------       --------      ---------
REVENUES:
    Consulting services                        71%           53%           52%           53%            5%
    Software License                           19            32            31           (35)            8
    License support                            10            15            17           (23)          (11)
                                           ------        ------        ------        ------        ------
        Total revenues                        100           100           100            13             2
COSTS AND EXPENSES:
Cost of consulting service revenues            55            40            38            56             8
Cost of software license revenues               4             5             6           (11)          (16)
Cost of license support revenues                1             3             3           (49)           (4)
Research and development                       11            21            27           (39)          (20)
Marketing, general and administrative          56            61            54             3            19
                                           ------        ------        ------        ------        ------
        Total cost and expenses               127           130           128           (11)            5
                                           ------        ------        ------        ------        ------
Loss from operations                          (27)          (30)          (28)            3           N/M
                                           ------        ------        ------        ------        ------
Net loss                                      (28)%         (31)%         (28)%           2           N/M
                                           ======        ======        ======        ======        ======

N/M -- Not meaningful


REVENUES

Our total revenue is derived from three sources, all related to providing a suite of consulting services and software license products to the users of SAP ERP systems, software license products, and software license product support. Total revenues were $25.6 million, $22.7 million and $22.0 million for fiscal years 2001, 2000, and 1999, respectively. This represents a 13% increase in fiscal 2001 total revenues as compared to fiscal 2000. The increase is due to the increase in CRM consulting revenue, which offsets a decrease in sales of software licenses. The 2% increase in fiscal 2000 total revenues as compared to fiscal 1999 is due to the increase in CRM consulting revenue and an increase in sales of software licenses.

Consulting services revenues increased 53% during fiscal 2001 compared to fiscal 2000 and increased 5% during fiscal 2000 compared to fiscal 1999. These increases are due primarily to consulting revenue in the CRM area. We have made a concerted effort to increase our presence in the CRM marketplace, which should lead to a larger backlog and greater predictability.

Software license product revenues decreased 35% in fiscal 2001 from fiscal 2000. This decrease is primarily due to decreased sales of LiveModel and LiveInterface. We have shifted our focus towards our new software, LiveModel NetProcess. Software revenues increased 8% in fiscal 2000 from fiscal 1999. This increase is primarily due to increased sales of LiveModel through the global partners' channel.

Software license product support revenues, which consist primarily of product support, decreased 23% during fiscal 2001 compared to fiscal 2000. This decrease is primarily attributable to a reduction of product support revenues of approximately $774,000 as the Company's sale of software license products decreased. Software license product support revenues decreased 11% during fiscal 2000 compared to fiscal 1999. This decrease is primarily attributable to a reduction of product support revenues of approximately $500,000.

We derived approximately 26%, 37% and 33% of our revenues in fiscal years 2001, 2000 and 1999, respectively, from international sales. We expect that export sales will continue to provide a significant portion of total revenues. However, changes in currency exchange rates, strength of local economies and the inherent uncertainties in the software market make these revenues difficult to predict.

The geographic breakdown of revenues is as follows:

                                                                                     PERCENT INCREASE
                                                                                         (DECREASE)
                                                                                 ------------------------
                                                YEAR ENDED JUNE 30,                2001            2000
                                       ------------------------------------      COMPARED        COMPARED
                                         2001          2000          1999         TO 2000         TO 1999
                                       --------      --------      --------      --------        --------
                                                                (IN THOUSANDS)
REVENUES:
        North America                  $ 18,982      $ 14,387      $ 14,675            32%             (2)%
        United  Kingdom                   3,026         3,554         3,705           (15)             (4)
        Germany                           1,001         2,707         1,857           (63)             46
        France                            2,425         1,421           539            71             164
        Pacific Rim/Latin America           179           597         1,185           (70)            (50)
                                       --------      --------      --------      --------        --------
               Total revenues          $ 25,613      $ 22,666      $ 21,961            13%              2%
                                       ========      ========      ========      ========        ========

The geographic revenue as a percentage of revenue is as follows:


                                          YEAR ENDED JUNE 30,
                                       --------------------------
                                       2001       2000       1999
                                       ----       ----       ----
                                             (IN THOUSANDS)
REVENUES:
        North America                    74%        63%        67%
        United Kingdom                   12         16         17
        Germany                           4         12          9
        France                            9          6          2
        Pacific Rim/Latin America         1          3          5
                                       ----       ----       ----
        Total revenues                  100%       100%       100%
                                       ====       ====       ====

Our sales forecast for fiscal 2002 anticipates a predominant portion of future revenues to be derived from CRM related consulting services. The existing backlog helps to insure continued growth in this area. Factors which could impact the level of revenue include, but are not limited to, the continued sales of our products and services, overall customer satisfaction on our CRM consulting services and a sustained knowledgeable workforce. Future growth will depend heavily on CRM consulting revenues and increased headcount. There can be no assurance, however, that the actual revenues will not differ materially from the revenues forecast in the near term.

COSTS AND EXPENSES

Cost of consulting services revenues consists primarily of personnel, including outside consultants and related costs. Cost of consulting services revenues as a percentage of the related revenues was 77%, 76% and 74% for fiscal years 2001, 2000 and 1999, respectively. We expect the cost of consulting services revenues as a percentage of the related revenues to decrease as we increase our CRM consulting business and utilization of our consultants.

Cost of software license product revenues consists primarily of materials, documentation, packaging, royalties and amortization of capitalized and purchased software development costs. Cost of software license product revenues as a percentage of software revenues was 19%, 14%, and 18% for fiscal years 2001, 2001, and 1999, respectively. The fiscal 2001 increase in software cost, relative to software revenues, is attributable to higher royalty payments due to an increase in overall LiveSynchronizer product sales. The fiscal 2000 decrease in software cost, relative to software revenues, is attributable to lower capitalized software amortization related to our acquisition of UPI technology.

Cost of software license product support revenues consists primarily of product support personnel. Cost of software license product support revenues as a percentage of the related revenues was 14%, 22% and 20% for fiscal years 2001, 2000 and 1999, respectively. The fiscal 2001 decrease in software license product support costs is due to lower labor costs as a result of a reduction in workforce. The cost of software license product support revenues remained relatively flat for fiscal years 2000 and 1999.

The aggregate cost of revenues, as well as the resulting aggregate gross margin, may fluctuate based on the mix of license, contract, or other services performed in a particular period.

Research and development expense consists primarily of personnel and related costs. The decrease of 39% in research and development expense in fiscal 2001 compared to fiscal 2000 is mainly due to labor reductions. The decrease of 20% in research and development expense in fiscal 2000 compared to fiscal 1999 is mainly due to transitioning software products from development to production. Research and development costs as a percentage of revenues were 11%, 21% and 27% for fiscal year 2001, 2000 and 1999, respectively. Research and development costs as a percentage of revenues are expected to decrease further as the percentage of consulting services revenue increases.

Marketing, general and administrative expense consists primarily of personnel and related costs for marketing, sales, administration, finance, information systems, human resources, and general management. The increase of 3% in marketing, general and administrative expense in fiscal 2001 compared to fiscal 2000 is mainly due to high recruiting expenses incurred in the third quarter of fiscal 2001. The increase of 19% in marketing, general and administrative expense in fiscal 2000 compared to fiscal 1999 is mainly due to our increased focus on marketing and selling, including costs of Sapphire 2000 trade show, which occurred in the fourth quarter of fiscal 2000.

OTHER INCOME (EXPENSE)

Other income (expense) consists primarily of interest expense and foreign currency losses during fiscal 2001, 2000 and 1999. Interest expense consists primarily of interest related to the convertible notes issued in April 1996 for fiscal years 2000 and 1999, and the bank credit line interest for fiscal years 2001 and 2000.

INCOME TAX

The income taxes provision (benefit) primarily represents foreign withholding taxes, federal and state income taxes. At June 30, 2001, we had net operating loss carryforwards of approximately $48.0 million for federal income tax purposes, which will expire in fiscal years 2006 through 2021. We also had net operating loss carryforwards of approximately $4.0 million for state income tax purposes and $16.0 million for foreign income tax purposes. The state net operating loss carryforwards will expire in fiscal years 2002 through 2006. The foreign net operating loss carryforwards have an indefinite carryforward period.

Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

NET LOSS

Our net losses were $7.2 million, $7.1 million, and $6.2 million for fiscal years 2001, 2000, and 1999, respectively. The fiscal 2001 increase in net loss was primarily the result of increased consulting cost of sales. The fiscal 2000 increase in net loss was primarily the result of increased marketing expenses.

QUARTERLY RESULTS

Our quarterly revenues and operating results have in the past, and may in the future, vary significantly due to such factors as the timing of new product introductions, changes in pricing policies and our competitors, market acceptance of new products and enhanced versions of existing products, the budgets of our customers and the length of sales cycles. Although a significant portion of our revenues in each quarter results from orders received in that quarter, the majority of our expense levels are fixed, based on expectations of future revenues. In addition, a substantial amount of our quarterly license revenues have typically been recorded in the third month of each fiscal quarter with a concentration of such revenues in the last half of that month. The timing of the closing of such large license agreements contributes to quarter-to-quarter fluctuations. As a result, if revenues are not realized as expected, our operating results will be materially adversely affected. Accordingly, it is likely that we would experience disproportionate declines in our operating income if revenues were to decline. In addition, it is possible that in some future quarter, our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be adversely affected.

BOOKINGS AND BACKLOG

CRM consulting bookings were $3.7 million and $3.8 million for the fourth quarter of fiscal 2001 and 2000, respectively, and $8.8 million and $12.1 million for the 12 months ended June 30, 2001 and 2000, respectively. Bookings were derived primarily from CRM consulting services to large commercial companies. At the end of the fourth quarter of fiscal 2001 and 2000, backlog stood at $4.0 million and $5.0 million, respectively. Our bookings and backlog are largely dependent upon continued business related to CRM consulting solutions.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $2.6 million at June 30, 2001 and $2.2 million at June 30, 2000. The increase in fiscal 2001 is primarily due to cash used in operations of $5.4 million and spending for capital equipment of $349,000, offset by cash received in equity financings of $6.1 million. Spending for capital equipment was $489,000 and $632,000 for fiscal years 2000 and 1999, respectively.

As of June 30, 2001, we have an accumulated deficit of $70.6 million, and a working capital balance of $549,000. In addition, we have a net loss of $7.2 million and a net loss applicable to common stockholders of $9.6 million for fiscal 2001. We expect to incur additional losses through at least part of fiscal 2002, including the first quarter, and we recognize the need to utilize all or some of our available financing resources as of June 30, 2001 to fund our cash requirements in fiscal 2002. Available financing resources include a bank credit facility of the lesser of $2.0 million or 75% of eligible accounts receivable balances at any point in time. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. At June 30, 2001, no funds were available under the bank credit facility, and we owed $1.6 million on this credit facility. The bank credit line expires in July 2002 and is secured by all of our assets. In August and September 2001, we entered into promissory notes with two related parties which will provide up to an aggregate of $1.9 million of which $800,000 has been borrowed through September 30, 2001. The notes are secured by our accounts receivable and is subordinate to the bank credit facility.

We believe our cash and cash equivalents at June 30, 2001, along with expected cash generated from operations, and available funds under the promissory notes, will be sufficient to fund our cash requirements through at least June 30, 2002. If anticipated revenues from fiscal 2002 do not meet management's expectations, and cost containment measures for fiscal 2002 do not meet management's expectations, management has the ability and intent to reduce certain planned expenditures and continue to curtail operations significantly.

RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. We adopted SFAS 133 for fiscal year 2001. The adoption did not have a material impact on our financial position or results of operations since we currently do not invest in derivative instruments or engage in hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We adopted SAB 101 in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a significant impact on =our financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB 25 for (1) the definition of an employee for purposes of applying APB 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.

SFAS 141 supercedes Accounting Principles Board Opinion No. 16 Business Combinations ("APB 16"),. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

SFAS 142 supercedes APB 17, Intangible Assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, however, certain provisions of this new standard may also apply to any acquisitions concluded subsequent to June 30, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, and (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually.

We are required to adopt SFAS 141 and SFAS 142 on a prospective basis as of July 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. We are currently reviewing the impact that the adoption of these standards will have on our financial position and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                             June 30,
                                                                      -----------------------
                                                                        2001           2000
                                                                      --------       --------
CURRENT ASSETS:
    Cash and cash equivalents                                         $  2,639       $  2,240
    Accounts receivables (less allowance for
        doubtful accounts:  2001, $169; 2000, $459)                      5,966          5,729
    Other current assets                                                   671          1,264
                                                                      --------       --------
        Total current assets                                             9,276          9,233

Property and equipment, net                                                603            911
Purchased intangibles (less accumulated amortization:
   2001, $2,507; 2000, $1,944)                                           1,472          2,035
Other assets                                                               143            134
                                                                      --------       --------
                                                                      $ 11,494       $ 12,313
                                                                      ========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                   $  2,381       $  1,899
   Accrued compensation                                                  1,639          1,644
   Accrued royalties                                                       284            295
   Other current liabilities                                             1,702          1,443
   Bank loan                                                             1,640            989
   Deferred revenues                                                     1,081          1,673
                                                                      --------       --------
        Total current liabilities                                        8,727          7,943

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.001 par value; 2,000,000
        shares authorized; shares issued and outstanding:
           Series A: 411,290 at June 30, 2001
           and 2000; aggregate liquidation
           preference of $1,275 at June 30, 2001                             1              1
           Series B:  5,000 at June 30, 2001 and 2000;
           aggregate liquidation preference of
           $5,067 at June 30, 2001
           Series C: 4,880 and 0 at June 30, 2001 and 2000,
           respectively, aggregate liquidation preference of
           $5,002 at June 30, 2001                                          --             --
    Common stock, $0.001 par value - 50,000,000
           shares authorized; shares issued and outstanding:
            21,745,532 and 19,999,733 at June 30, 2001 and 2000,
           respectively                                                     22             20
    Additional paid-in capital                                          73,369         67,079
    Accumulated deficit                                                (70,625)       (62,730)
                                                                      --------       --------
      Total stockholders' equity                                         2,767          4,370
                                                                      --------       --------
                                                                      $ 11,494       $ 12,313
                                                                      ========       ========


See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 2001, 2000, and 1999
                    (In thousands, except per share amounts)


                                                                        Year ended June 30,
                                                               --------------------------------------
                                                                 2001           2000           1999
                                                               --------       --------       --------
REVENUES:
    Consulting services                                        $ 18,255       $ 11,940       $ 11,336
    Software license                                              4,760          7,354          6,830
    License support                                               2,598          3,372          3,795
                                                               --------       --------       --------
        Total revenues                                           25,613         22,666         21,961
                                                               ========       ========       ========

COSTS AND EXPENSES:
    Cost of revenues:
        Consulting services                                      14,118          9,027          8,383
        Software license                                            926          1,045          1,244
        License support                                             372            728            755
    Research and development                                      2,897          4,761          5,922
    Marketing, general and administrative                        14,296         13,927         11,739
                                                               --------       --------       --------
        Total costs and expenses                                 32,609         29,488         28,043
                                                               ========       ========       ========
Loss from operations                                             (6,996)        (6,822)        (6,082)

OTHER INCOME (EXPENSE):
    Interest expense                                               (192)          (128)          (197)
    Interest income, foreign exchange loss and other, net           (61)          (122)           136
                                                               --------       --------       --------
        Total other income (expense)                               (253)          (250)           (61)
                                                               --------       --------       --------
Loss before income taxes                                         (7,249)        (7,072)        (6,143)
Income tax provision (benefit)                                       (3)            41             59
                                                               --------       --------       --------
Net loss                                                         (7,246)        (7,113)        (6,202)
                                                               ========       ========       ========

Preferred stock dividends:
      Series A, Series B and Series C                              (649)          (535)          (534)
      Beneficial conversion feature embedded in Series C         (1,703)            --             --
                                                               --------       --------       --------
Net loss applicable to common stockholders                     $ (9,598)      $ (7,648)      $ (6,736)
                                                               ========       ========       ========

Basic and diluted net loss per common share                    $  (0.45)      $  (0.44)      $  (0.44)
                                                               --------       --------       --------
Shares used in computation of basic and diluted net
       loss per common share                                     21,140         17,469         15,333
                                                               --------       --------       --------


See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                     Preferred Stock           Common Stock     Additional
                                                 ----------------------   ---------------------   paid-in    Accumulated
                                                  Shares      Par value    Shares     Par value   capital      deficit       Total
                                                 --------     ---------   --------    --------- ----------   -----------   --------
Balance at June 30, 1998                              489     $      1      15,110    $     15    $ 58,487     $(48,346)   $ 10,157
Exercise of stock options                              --           --          19          --          20           --          20
Issuance of common stock                               --           --       1,160           1       1,739           --       1,740
Dividends on preferred stock                           --           --          --          --          --         (534)       (534)
Conversion of Series A convertible preferred
  stock to common stock                               (48)          --          97          --          --           --          --
Stock options issued to board members
  with exercise prices below the
  fair market value of common stock
  on the date of grant                                 --           --          --          --          20           --          20
Net loss                                               --           --          --          --          --       (6,202)     (6,202)
                                                 --------     --------    --------    --------    --------     --------    --------
Balance at June 30, 1999                              441            1      16,386          16      60,266      (55,082)      5,201

Exercise of stock options                              --           --         663           1       1,096           --       1,097
Issuance of common stock
  (less issuance cost of $39)                          --           --       1,831           2       3,814           --       3,816
Dividends on preferred stock                           --           --          --          --          --         (535)       (535)
Conversion of Series A convertible
  preferred stock to common stock                     (25)          --          49          --          --           --          --
Conversion of Convertible Note
  to common stock                                      --           --       1,041           1       1,599           --       1,600
Stock options issued below the
  fair market value of  common
  stock on the date of grant                           --           --          --          --          99           --          99
Warrants exercised                                     --           --          30          --         105           --         105
Fair value of a warrant to purchase
  common stock issued to a service provider            --           --          --          --         100           --         100
Net loss                                               --           --          --          --          --       (7,113)     (7,113)
                                                 --------     --------    --------    --------    --------     --------    --------
Balance at June 30, 2000                              416            1      20,000          20      67,079      (62,730)      4,370

Exercise of stock options                              --           --          45          --          37           --          37
Issuance of common stock to
  an employee                                          --           --         101          --         150           --         150
Issuance of common stock
  to private investors during September 2000           --           --       1,000           1         999           --       1,000
Issuance of common stock
  to private investors during December 2000            --           --         600           1         299           --         300
Dividends on preferred stock                           --           --          --          --          --         (649)       (649)
Issuance of Series C convertible preferred
  stock to private investors, net of
  issuance costs of $100                                5           --          --          --       4,780           --       4,780
Deemed dividend related to beneficial
  conversion feature of Series C convertible
  preferred stock                                      --           --          --          --       1,703           --       1,703
                                                       --           --          --          --      (1,703)          --      (1,703)
Issuance of warrants to purchase
  common stock in exchange for services                --           --          --          --          25           --          25
Net loss                                               --           --          --          --          --       (7,246)     (7,246)
                                                 --------     --------    --------    --------    --------     --------    --------
Balance at June 30, 2001                              421     $      1      21,746    $     22    $ 73,369     $(70,625)   $  2,767
                                                 ========     ========    ========    ========    ========     ========    ========


See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended June 30, 2001, 2000 and 1999
                                 (In thousands)


                                                                         June 30,
                                                            ----------------------------------
                                                              2001         2000         1999
                                                            --------     --------     --------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                $ (7,246)    $ (7,113)    $ (6,202)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Depreciation and amortization                            967        1,186        1,621
        Write-off of capitalized software                        247           --           --
        Loss on disposal of fixed assets                           6           --           --
        Issuance of common stock in lieu of cash                 150           --           --
        Stock options issued below the fair market value
          of common stock on the date of grant                    --           99           20
        Deemed fair value of warrants to purchase common
          stock issued to service providers                       25          100           --
    Changes in assets and liabilities:
        Accounts receivable                                     (237)         568          860
        Other current assets                                     593         (792)        (145)
        Other assets                                              (9)          25           44
        Accounts payable                                         482          627         (138)
        Accrued compensation                                      (5)         378          (55)
        Accrued royalties and other current liabilities          248          403         (254)
        Deferred revenues                                       (592)        (390)        (314)
                                                            --------     --------     --------
Net cash used in operating activities                         (5,371)      (4,909)      (4,563)
                                                            --------     --------     --------

CASH FLOW FROM INVESTING ACTIVITIES:
    Property and equipment purchases                            (349)        (489)        (632)
    Purchase of intangible assets                                 --           --          (51)
    Proceeds from sales of short-term investments                 --           --        1,472
                                                            --------     --------     --------
Net cash used in investing activities                           (349)        (489)         789
                                                            --------     --------     --------

CASH FLOW FROM FINANCING ACTIVITIES:
    Borrowings under bank credit line, net                       651          536          453
    Cash received from exercise of stock options                  37        1,097           20
    Cash received from exercise of warrants                       --          105           --
    Cash received from issuance of common stock
      to private investors                                     1,300        3,816        1,740
    Cash received from issuance of preferred stock,
      net of issuance costs                                    4,780           --           --
    Cash paid for preferred stock dividends                     (649)        (535)        (534)
                                                            --------     --------     --------
Net cash provided by financing activities                      6,119        5,019        1,679
                                                            --------     --------     --------

Increase (decrease) in cash and cash equivalents                 399         (379)      (2,095)
Cash and cash equivalents at beginning of year                 2,240        2,619        4,714
                                                            --------     --------     --------
Cash and cash equivalents at end of year                    $  2,639     $  2,240     $  2,619
                                                            ========     ========     ========

Supplemental disclosure of cash flow information:
    Income taxes paid                                       $     21     $     41     $     59
    Cash paid for interest                                  $    190     $    108     $    160


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization. IntelliCorp, Inc. (IntelliCorp or the Company) is a United States-based corporation. IntelliCorp is an international technology services firm that provides Global 2000 companies the business solutions required to fully leverage their investments in information systems and business processes. The Company offers services and solutions for evaluating and developing business strategy, refining, designing and implementing business software architecture, and implementing and integrating Customer Relationship Management (CRM) software.

Beginning in fiscal 2001, the Company changed its focus from licensing software products to providing consulting services that help Fortune 1000 companies rapidly enter the world of conducting electronic business (eBusiness) on the Internet. The Company's consulting solutions, which consist of people, processes and technology, enable companies to accelerate the drive towards eBusiness by enabling companies to integrate front-office applications with back-office applications that manage comprehensive financial, manufacturing, sales, distribution, and human resource functions (Enterprise Resource Planning, or "ERP" systems, which are all-encompassing suites of business applications such as SAP R/3). These consulting solutions provide SAP, AG customers with an eBusiness strategy that maximizes their ERP investment and minimizes integration and data management issues associated with implementing software packages that combine the best applications from many different vendors to create the best product of its type (best-of-breed software).

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IntelliCorp GmbH (Germany), IntelliCorp Ltd. (United Kingdom), IntelliCorp SARL (France), and MegaKnowledge, Inc. All significant intercompany accounts and transactions are eliminated.

Management's plans. As of June 30, 2001, the Company had cash and cash equivalents of $2.6 million, working capital of $549,000, and an accumulated deficit of approximately $70.6 million. In addition, the Company incurred a net loss of $7.2 million and a net loss applicable to common stockholders of $9.6 million in fiscal 2001 and expects to incur additional loses through fiscal 2002. Management recognizes the need to utilize all of its available financing resources as of June 30, 2001, as well as financing of $1.9 million it has secured in August and September 2001, to fund its expected cash requirements for fiscal 2002.

Management's plans include securing additional financing from related parties and others in fiscal 2002 as well as curtailing certain expenses. To that extent, in August and September 2001, the Company entered into promissory notes with two related parties, which will provide the Company up to an aggregate of $1.9 million, of which $800,000 has been borrowed through September 2001. The notes and accrued interest are due on August 31, 2002. In addition, the Company is in continuing discussions with existing shareholders as well as new investors and is expecting to secure an additional equity financing by December 2001.

In the quarter ending September 30, 2001, the Company implemented several cost containment measures, which included an additional reduction in headcount of 29 employees (18% of the workforce), a reduction in specific development projects, reductions in travel and related expenses, recruiting expenses, bonuses, and an overall reduction in administrative costs. Management is also evaluating the feasibility of subleasing excess office space.

Available financing resources currently consist of the cash and cash equivalents on hand, a bank credit facility of the lesser of $3.0 million or 75% of eligible accounts receivable balances at any point in time, and the $1.9 million cash available under the promissory notes described above. At June 30, 2001, the Company owed $1.6 million on the bank credit facility, which was the maximum amount available on that date. The bank credit line expires in July 2002. Management believes that cash on hand together with cash generated from operations and available funds under the promissory notes, will be sufficient to fund the Company's cash requirements through at least June 30, 2002. However, if anticipated revenues and continued costs containment measures for fiscal 2002 do not meet management's expectations, and additional financing described above the amounts secured are not available, management has the ability and intent to further reduce certain planned expenditures and continue to curtail operations significantly.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Purchased intangible assets. Purchased intangible assets primarily consist of developed technology and other intangibles related to the acquisition of UPI (Universal Portable Interface) technology and related assets from Deloitte & Touche, which was accounted for using the purchase method. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, 78 months or less. Acquired in-process research and development without alternative future use was expensed when acquired.

Depreciation and amortization. Depreciation and amortization of capital equipment is computed using the straight-line method over estimated useful lives of the assets ranging from two to five years. Amortization of leasehold improvements is computed over the shorter of the lease term or the useful life of the underlying assets.

Capitalized software costs. In March 1998, the AICPA issued Statement of Position No. 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. ("SOP 98-1"). SOP 98-1 requires entities to capitalize selected costs related to internal-use software once specified criteria have been met. The Company implemented SOP 98-1 during fiscal 2000 and capitalized costs associated with the implementation of internal-use software in accordance with the statement. As of June 30, 2001, there are no capitalized expenses for software obtained for internal use.

Software development costs for software products that are sold by the Company are capitalized once technological feasibility has been established, and such costs are amortized on a straight-line basis over the estimated useful life of the related product (which ranges from one to three years) or on the ratio of current revenues to the total of current and anticipated future revenues from the product, whichever is greater. There were no software development costs amortized in fiscal 2001 and 2000. Amortization of capitalized software development costs charged to software cost of revenues was approximately $49,000 in fiscal 1999. As of June 30, 2001, 2000 and 1999, the net book value of capitalized software was zero.

Revenue recognition. Contract service revenues include applications development and consulting and training services. Contract revenues are recognized on a time and materials basis or on the percentage of completion basis for those fixed price contracts, if any, that involve the use of estimates. Actual results could differ from those estimates and, as a result, future profitability on such contracts may be more or less than planned.

The Company recognizes license revenue using the Residual Value method as described by SOP 97-2, Software Revenue Recognition, and as amended by SOP 98-4, and SOP 98-9. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation or otherwise remain, the fee is fixed or determinable, and collectibility is probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a significant impact on the financial position or results of operations of the Company.

Net loss per common share. Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive potential common shares have been excluded from the net loss per share computation in fiscal years 2001, 2000 and 1999, as their effect is antidilutive.

Stock options to purchase 4.4 million, 3.8 million, and 3.2 million at an average price of $1.86, $2.54 and $2.03 per share were outstanding during fiscal 2001, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per share for those years. Also excluded from net loss per share were 421,000, 416,000, and 441,000 convertible preferred shares during fiscal 2001, 2000 and 1999 respectively and warrants to purchase 2.5 million,
1.1 million and 720,000 shares, at an average exercise price of $2.41, $2.92 and $3.50 during fiscal years 2001, 2000 and 1999, respectively. These dilutive potential common shares have been excluded because the Company reported net losses and each of those potential shares would have had an antidilutive effect on net loss per common share.

For the fiscal years ended June 30, 2001, 2000, and 1999, preferred stock dividends have been included in the net loss per common share computation. The Series A, B and C convertible preferred stock dividends have been deducted from net loss to arrive at net loss applicable to common stockholders.

Cash and cash equivalents. The Company considers all highly liquid investments with a maturity from the date of purchase of ninety days or less to be cash equivalents. There were no cash equivalents as of June 30, 2001 and 2000.

The Company invests its excess cash in accordance with a short-term investment policy set by the Board of Directors. The policy authorizes investments in government securities, time deposits and certificates of deposit in approved financial institutions, commercial paper rated A-1/P-1, and other money market instruments of similar liquidity and credit quality. There were no short-term investments as of June 30, 2001 and 2000.

The Company classifies its investments in debt and equity securities as available-for-sale and, in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), records its investments at fair value. However, as the Company had no debt or equity securities as of June 30, 2001 and 2000, and as the difference between amortized cost and fair value was immaterial as of June 30, 1999, there have been no amounts recorded for unrealized gains and losses as a separate component of stockholders' equity. Realized gains or losses from available-for-sale investments have also been insignificant.

Foreign currency translation. The financial statements of foreign subsidiaries are translated using the U.S. dollar as the functional currency. Transaction and translation gains or losses are not significant. The Company does not enter into foreign currency forward exchange contracts.

Concentration of credit risk and significant customers. The Company designs, develops and markets software tools and provides related training, customer support and consulting services to customers in diversified industries. The Company performs ongoing credit evaluations of the financial condition of its customers, and generally requires no collateral for customer orders and accounts receivable. Write-offs of accounts receivable were 2.9%, 2.9% and 2.4% of total revenue for fiscal years 2001, 2000 and 1999, respectively.

Revenues from three customers accounted for 18%, 13%, and 11% of total revenues during fiscal year 2001. Revenues from a related party accounted for 20% and 21% of total revenues during fiscal years 2000 and 1999, respectively. Revenues from one other customer accounted for 10% of total revenues in fiscal 1999.

Fair value of financial instruments. The carrying amounts of certain financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and the bank line of credit approximate fair value.

Stock-based compensation. As permitted under Statement of Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for stock-based awards to its employees.

Comprehensive Loss. Comprehensive loss is equal to net loss for the periods presented, as all other components of comprehensive loss were insignificant.

Recent Pronouncements In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 was effective for fiscal years beginning after June 15, 2000, and the Company adopted SFAS 133 for fiscal year 2001. The adoption of SFAS 133 did not have a material impact on IntelliCorp's financial position or results of operations since the Company currently does not invest in derivative instruments or engage in hedging activities.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB 25 for (1) the definition of an employee for purposes of applying APB 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.

SFAS 141 supercedes Accounting Principles Board Opinion No. 16, (Business Combinations "APB 16"). The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

SFAS 142 supercedes APB 17, Intangible Assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to business combinations (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, however, certain provisions of this new standard may also apply to any acquisitions concluded subsequent to June 30, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, and (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually.

The company is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of July 1, 2002, however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The company is currently reviewing the impact that the adoption of these standards will have on its financial position and results of operations.


2.  NET PROPERTY AND EQUIPMENT

                                                   2001               2000
                                               ------------       ------------
Equipment                                      $  7,209,000       $  7,572,000
Furniture and fixtures                            1,707,000          1,777,000
Leasehold improvements                            1,073,000          1,030,000
                                               ------------       ------------
Total property and equipment                      9,989,000         10,379,000
Accumulated depreciation and amortization        (9,386,000)        (9,468,000)
                                               ------------       ------------
Net property and equipment                     $    603,000       $    911,000
                                               ============       ============

Total depreciation expense was $398,897, $624,010 and $682,911 for fiscal years 2001, 2000 and 1999, respectively.

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

In-Process Research and Development. The write-off of in-process research and development related to the asset acquisition described above totaled $2.7, million all of which was recorded in the quarter ended March 31, 1998. The value was computed using discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based on forecasts of future revenues and expenses that management believes are likely to occur. This analysis resulted in amounts assigned to in-process research and development for the project which has not yet reached technological feasibility (as defined and utilized by the Company in assessing software capitalization) and does not have alternative future uses.

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

As of June 30, 2001, the components of purchased intangibles and their estimated lives are as follows:

                                                Purchase      Accumulated       Net book       Estimated
                                                 Price        Amortization       Value           Life
                                               ----------     ------------     ----------      ---------
                                                                                                (months)
Developed Technology                           $  868,000      $  868,000      $       --         15
Core Technology                                 1,255,000         538,000         717,000         63
Customer Base                                     211,000         182,000          29,000         54
Assembled Work force                              100,000          87,000          13,000         48
Excess over fair value of assets acquired       1,545,000         832,000         713,000         78
                                               ----------      ----------      ----------
                                               $3,979,000      $2,507,000      $1,472,000
                                               ==========      ==========      ==========

4.  INCOME TAXES

The Income tax provision (benefit) consists of the following:

                                            Year ended June 30,
                                    -------------------------------------
                                      2001           2000          1999
                                    --------       --------      --------
CURRENT:
    Federal                         $(24,000)      $     --      $     --
    State                             15,000          9,000        38,000
    Foreign                            6,000         32,000         2,000
                                    --------       --------      --------
                                      (3,000)        41,000        40,000
DEFERRED:
    Federal                               --             --            --
    State                                 --             --            --
Income tax provision (benefit)      $ (3,000)      $ 41,000      $ 40,000
                                    ========       ========      ========

The income tax provision (benefit) differs from the amount computed by applying the federal statutory rate as a result of the following differences:


                                                                     Year ended June 30,
                                                              ----------------------------------
                                                               2001          2000          1999
                                                              ------        ------        ------
Expected income tax provision/(benefit)
at U.S. federal statutory rate (34%)                           (34.0%)       (34.0%)       (34.0%)
State taxes, net of federal benefit                              0.1           0.1           0.4
Net operating losses and credits not currently benefited        22.8          15.4          13.2
Foreign losses not currently benefited/(utilized)               11.0          15.4          16.7
Federal alternative minimum tax                                   --            --            --
Foreign withholding taxes                                        0.1           0.4           0.1
Other individual immaterial items                               (0.1)          3.3           4.6
                                                              ------        ------        ------
                                                                (0.0)%         0.6%          1.0%
                                                              ======        ======        ======

Significant components of the Company's deferred tax assets for federal, state and foreign income taxes as of June 30, 2001 and 2000 are as follows (in thousands):

                                                   2001           2000
                                                 --------       --------
Deferred tax assets:
Net operating loss carryforwards                 $ 22,200       $ 19,500
General business credits (expire 2007-2021)         3,100          3,100
In process research and development                 1,500          1,400
Capitalized research and development                1,100            900
Other                                                 100            200
                                                 --------       --------
Total deferred tax assets                          28,000         25,100
Valuation allowance for deferred tax assets       (28,000)       (25,100)
                                                 --------       --------
Net deferred tax assets                          $     --       $     --
                                                 ========       ========

Due to the Company's lack of earnings history, the net deferred tax asset has been fully offset by a valuation allowance. Approximately $3.0 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

At June 30, 2001, the Company had net operating loss carryforwards of approximately $48.0 million for federal income tax purposes, which will expire in fiscal years 2006 through 2021. The Company also had net operating loss carryforwards of approximately $4.0 million for state income tax purposes and $16.0 million for foreign income tax purposes. The state net operating loss carryforwards will expire in fiscal years 2002 through 2006. The foreign net operating loss carryforwards have an indefinite carryforward period.

Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

5.  LEASE COMMITMENTS

The Company leases its present facilities under noncancelable operating lease agreements through fiscal year 2004. The Company has commitments under noncancelable operating leases as of June 30, 2001 as follows: $2.0 million in fiscal 2002, $1.7 million in fiscal 2003, and $386,000 in fiscal 2004.

Rent expense was $2.0 million in fiscal 2001, $1.7 million in fiscal 2000 and $1.6 million in fiscal 1999.

6.  BANK LOAN

In March 1999, the Company secured a $3.0 million credit facility from a bank, bearing an annual interest at the bank's prime rate plus 2% (8.75% and 11.5% as of June 30, 2001 and 2000, respectively). The credit line is an asset-based facility, and as of June 30, 2001 the amount that can be borrowed under the loan is the lesser of $3.0 million or 75% of the eligible accounts receivable balances at any point in time. At June 30, 2001, no funds were available under the bank credit facility, and the Company owed $1.6 million on this credit facility. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility was two years, and was renewed on July 31, 2001 for one additional year. The credit facility is secured by essentially all of the assets of the Company.

7.  STOCKHOLDERS' EQUITY

Preferred Stock

In August 1996, the Company issued 580,645 shares of Series A convertible preferred stock and warrants to purchase 720,000 shares of common stock at $3.50 per share in exchange for the conversion of $1.8 million of convertible debt. Such preferred stock and warrants were valued at $2.9 million, net of issuance costs. Each share of the Series A convertible preferred stock is convertible into two common shares, subject to adjustments for dilutive events, and carries 10% mandatory cumulative dividends payable semi-annually in April and October. The dividends for the first two years were payable, at the Company's option, in cash or in common stock valued at 90% of the 20 day average bid price preceding the payment due date. Series A convertible preferred stockholders have no voting rights unless dividend payments are more than two years in arrears, at which time the preferred stockholders shall have the right to vote with common stockholders as one class with the number of votes equal to the number of shares of common stock into which the Series A convertible preferred stock is convertible. The warrants are exercisable immediately, and expire in 2006. In March 2000, one Series A convertible preferred stockholder exercised his warrant and purchased 30,000 shares of common stock at an exercise price of $3.50 per share. All other warrants issued in connection with the Series A convertible preferred stock remain outstanding at June 30, 2001. The Company can redeem the warrants at any time after five years, if the common stock trades at or above $6.00 per share, by paying a redemption price of $0.01 per warrant. A dilutive event occurred in September 1999 in connection with a sale of common stock to an investor and caused each share of Series A convertible preferred stock to be convertible into two and seventeen one-thousandth common shares. The dilutive event resulted because of the price of the common stock transaction was less than the conversion price of the Series A convertible preferred stock.

In January and April 1998, one Series A convertible preferred stockholder converted a total of 96,774 shares of Series A convertible preferred stock into 193,548 shares of common stock. In July 1998, the same stockholder converted 48,387 shares of Series A convertible preferred stock into 96,774 shares of common stock. In January 2000, a stockholder converted 24,194 shares of Series A convertible preferred stock into 48,794 shares of common stock. The Company has reserved 1.6 million shares of common stock for issuance upon conversion of the remaining Series A convertible preferred stock and exercise of the related warrants. In the event of any liquidation or winding up of the Company, the holders of Series A convertible preferred stock will be entitled to receive in preference to the holders of common stock an amount equal to $3.10 per share plus any accumulated and unpaid dividends on the preferred stock. The total liquidation preference for Series A convertible preferred stock would be approximately $1.3 million at June 30, 2001.

In March 1997, the Company issued 5,000 shares of Series B convertible preferred stock at $1,000 per share. Each share is convertible into 500 shares of common stock, subject to adjustments, at a common stock equivalent price of $2.00 per share and carries 8% mandatory cumulative dividends payable quarterly. The dividends for the first year were payable at the Company's option in cash or common stock valued at 90% of the 20 day average bid price preceding the distribution due date. Series B convertible preferred stockholders have no voting rights unless dividend payments are more than two years in arrears, at which time the preferred stockholders shall have the right to vote with common stockholders as one class with the number of votes equal to the number of shares of common stock into which the Series B convertible preferred stock is convertible.

In the event of any liquidation, dissolution or winding up of the Company, the holders of Series B convertible preferred stock would be entitled to receive, junior to the rights of the holders of Series A convertible preferred stock and in preference to the holders of common stock, an amount equal to $1,000 per share plus all accumulated and unpaid dividends on the Series B convertible preferred stock. The total liquidation preference for Series B convertible preferred stock would be approximately $5.1 million at June 30, 2001. The Company has reserved 2.5 million shares of common stock for issuance upon conversion of the Series B convertible preferred stock.

In March 2001, the Company issued 4,880 shares of Series C convertible preferred stock at $1,000 per share, and warrants to purchase 1,084,445 shares of common stock at $2.00 per share. Each share is convertible into 889 shares of common stock, subject to adjustments, at a common stock equivalent price of $1.125 per share and carries 8% mandatory cumulative dividends payable quarterly. The dividends for the first year are payable at the Company's option in cash or common stock valued at 90% of the 20 day average bid price preceding the distribution due date.

On the date the investors were legally committed to purchase the shares, the purchase price per share of the equivalent common stock was less than the fair value of the Company's common stock. Accordingly, the difference between the common stock equivalent price of $1.125 and the fair market value of $1.3125 on the legal commitment date resulted in a beneficial conversion feature that has been recorded as a deemed dividend to the Series C convertible preferred shareholders. In addition, in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the warrants attached to this preferred stock financing were valued using the Black-Scholes option valuation model using the following assumptions: weighted average risk-free interest rate of 5.0%, dividend yield of 0%, volatility factor of 85%, and a term of five years. The value of the warrants, together with the difference in the common stock fair market value and the common stock equivalent price on the commitment date, has resulted in a deemed dividend of $1.7 million. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital. This charge was made against additional paid-in capital as the Company did not have retained earnings from which it could have deducted a deemed dividend. The deemed dividend increases the net loss applicable to common shareholders in the calculation of basic and diluted net loss per common share for fiscal 2001.

Series C convertible preferred stockholders have no voting rights unless dividend payments are more than two years in arrears, at which time the preferred stockholders shall have the right to vote with common stockholders as one class with the number of votes equal to the number of shares of common stock into which the Series C convertible preferred stock is convertible. The warrants are exercisable immediately, and expire in 2006. All warrants issued in connection with the Series C convertible preferred stock remain outstanding at June 30, 2001.

In the event of any liquidation, dissolution or winding up of the Company, the holders of Series C convertible preferred stock would be entitled to receive, pari passu to the rights of the holders of Series A and B convertible preferred stock and in preference to the holders of common stock, an amount equal to $1,000 per share plus all accumulated and unpaid dividends on the Series C convertible preferred stock. The total liquidation preference for Series C convertible preferred stock would be approximately $5.0 million at June 30, 2001. The Company has reserved approximately 7.3 million shares of common stock for issuance upon conversion of the Series C convertible preferred stock and exercise of the related warrants.

Common Stock Private Placements

In March 1999, the Company consummated an equity arrangement that required certain investors to purchase, in a private placement, up to $3.0 million of the Company's common stock through March 2000, if and when requested by the Company. The purchase price was set at 10% above the market price at the time the purchase was made, with a minimum price of $1.50 per share and a maximum of $3.00 per share. As of June 30, 2000, the Company had issued 1.5 million shares of common stock at $1.50 and $3.00 per share for aggregate proceeds of $2.9 million.

In May and June 2000, the Company amended the March 1999 equity arrangement to require certain investors to purchase, in a private placement, an additional $2.8 million of the Company's common stock through December 2000, if and when requested by the Company. The purchase price was set at 10% above the market price at the time the purchase was made, with a minimum price of $1.00 per share and a maximum of $2.00 per share. As common stock was purchased under this amended agreement, the Company issued warrants to purchase common stock equal to 25% of the number of common shares purchased. The exercise price of the warrants was 10% above the purchase price of the shares purchased, and the warrants expire in 2005. As of June 30, 2000, the Company issued 1.4 million shares of common stock for aggregate proceeds of $2.7 million, at a price of $1.68 and $2.00 per share under this amended agreements, and issued warrants to purchase 361,532 shares of common stock at exercise prices of $1.85 and $2.20. All warrants issued in connection with this equity arrangement remain outstanding at June 30, 2001.

In September 2000, the Company issued 1.0 million shares of common stock at $1.00 per share in a private placement. The investors received warrants to purchase common stock equal to 25% of the number of common shares purchased. Warrants were issued to purchase 250,000 shares of common stock at $2.00 per share, and the warrants expire in 2005. These warrants remain outstanding at June 30, 2001.

In December 2000, the Company issued 600,000 shares of common stock at $0.50 per share in a private placement.

Stock Option Plans

In December 1997, the stockholders authorized an additional 150,000 shares for a total of 250,000 shares authorized under the Company's 1991 Non-employee Director's Stock Option Plan. Non-qualified options may be granted at fair market value to non-employee directors at set times as provided in the 1991 Non employee Directors Plan, and should the Board elect to waive fees paid by the Company to non-employee directors, that amount of fees waived can be applied to reduce the exercise price of options granted, pursuant to the terms of the Plan. Options are exercisable in full six months after the date of grant. The Company retains the right to repurchase unvested shares issued upon exercise of an option at the exercise price per share, with the right to repurchase expiring over a two year period. At June 30, 2001, options for 26,000 shares were available for future grant, 200,000 options were exercisable and no shares outstanding from option exercises were subject to repurchase.

In December 1998, the stockholders authorized an additional 1.5 million shares for a total of 4.5 million shares authorized under the Company's 1991 Stock Option Plan. Incentive stock options must be granted with an exercise price equal to the fair market value; non-qualified options may be granted with exercise prices at less than fair market value. Both types of options are exercisable in full immediately upon grant. However, the Company retains the right to repurchase unvested shares issued upon exercise of an option at the original exercise price per share. The repurchase rights typically expire over periods of up to four years. Options expire on the tenth anniversary of the date of grant. At June 30, 2001, options for 308,000 shares were available for future grant, 1.3 million options were vested, and no shares outstanding from option exercises were subject to repurchase. In addition, options for 183,000 of shares granted under prior plans are outstanding and exercisable as of June 30, 2001.

In December 2000, the stockholders authorized 500,000 shares under the Company's 2000 Non-employee Director's Stock Option Plan. Non-qualified options may be granted at fair market value to non-employee directors at set times as provided in the 2000 Non employee Directors Plan, and should the Board elect to waive fees paid by the Company to non-employee directors, that amount of fees waived can be applied to reduce the exercise price of options granted, pursuant to the terms of the Plan. Options are exercisable in full six months after the date of grant. The Company retains the right to repurchase unvested shares issued upon exercise of an option at the exercise price per share, with the right to repurchase expiring over a two year period. At June 30, 2001, options for 500,000 shares were available for future grant, and no options were granted under this plan.

In December 2000, the stockholders authorized 4.0 million shares under the Company's 2000 Stock Option Plan. Incentive stock options must be granted with an exercise price equal to the fair market value, and non-qualified options may be granted with exercise prices at less than fair market value. Both types of options are exercisable in full immediately upon grant; however, the Company retains the right to repurchase unvested shares issued upon exercise of an option at the original exercise price per share. The repurchase rights typically expire over periods of up to four years. Most options expire on the tenth anniversary of the date of grant. At June 30, 2001, 4,000,000 shares were available for future grant, and no options were granted under this plan.

Stock Options and Warrants Granted Outside of Stock Option Plans

In January 1998, The Board of Directors authorized 267,000 shares to be granted to employees in connection with the purchase of UPI technology. The options may be granted at the fair market value on the date of grant with a term of 10 years and vesting over four years and 50% of the fourth year vesting for certain employees may be accelerated based on the achievement of certain milestones. The options are exercisable when vested. At June 30, 2001, there were no shares available for future grant and 92,469 options were vested.

In September 1998, the Company granted options to purchase 25,000 common shares to a non-employee director at $1.81 per share, which was fair market value on the date of grant. These options became fully vested at the time they were granted. In addition, in October 1998, the Company granted options to purchase 160,000 common shares to an officer at $0.8450 per share, which was fair market value on the date of grant. Options for 10,000 shares became fully vested at the time they were granted, and the remaining 150,000 options vest over a four-year period. During fiscal 2000, the Company granted options to two new officers to purchase 400,000 common shares (outside the Employee and Non-employee Stock Option Plans) with a term of 10 years and an exercise price of $1.50 per share, which was fair market value on the date of grant. The Company also cancelled 103,125 options previously granted to another officer who terminated during fiscal 2000. At June 30, 2001 and 2000, options for 425,000 shares granted outside the employee and non-employee stock option plans were outstanding.

During fiscal 2000, in connection with the retention of an executive officer, the Company granted options to purchase 60,000 common shares with an exercise price of $0.875 per share, which was a price less than fair market value at the date of grant. The Company recorded $79,000 of compensation expense related to this option.

In August 2000, in connection with the retention of an executive officer, the Company issued 100,000 shares of common stock and granted options to purchase 400,000 shares of common stock at $1.44, which was the fair market value on the date of grant. The Company recorded compensation expense of $144,000 related to the stock grant, which represents the intrinsic value of the stock at date of grant.

In November 2000, in connection with a service agreement, the Company issued a warrant to purchase 39,750 shares of common stock at $2.00 per share. The warrants are exercisable at any time through November 2005. The fair value of the warrant was determined to be approximately $25,000 using the Black-Scholes option valuation model with the following assumptions: weighted average risk-free interest rate of 3.5%, dividend yield of 0%, volatility factor of 85%, and a weighted-average expected life of five years. The fair value of the warrant was charged to recruiting expense, and the warrants remained outstanding as of June 30, 2001.

The Company has reserved a sufficient number of shares of common stock to be issued upon exercise of warrants and options.

A summary of stock option activity under all stock option arrangements follows:

                                                2001                     2000                     1999
                                         --------------------     --------------------     --------------------
                                                     Weighted                 Weighted                 Weighted
                                                     Average                  Average                  Average
                                                     Exercise                 Exercise                 Exercise
(Shares in thousands)                    Shares       Price       Shares       Price       Shares       Price
---------------------                    ------      --------     ------      --------     ------      --------
Shares:
   Outstanding at beginning of year       3,813       $ 2.54       3,214       $ 2.03       3,027       $ 2.29
   Granted                                2,090         1.10       2,062         2.91         974         1.47
   Exercised                                (45)         .85        (663)        1.76         (19)        1.04
   Canceled                              (1,433)        2.59        (800)        2.09        (768)        2.37
   Outstanding at end of year             4,424       $ 1.86       3,813       $ 2.54       3,214       $ 2.03

The exercise price of options exercised during fiscal 2001 ranged from $0.63 to $1.19. Approximately 47,719 of the 1,433,000 options that were canceled during fiscal year 2001 expired. The average weighted price of the expired options was approximately $2.85.


The following table summarizes information about options outstanding and exercisable at June 30, 2001:

OPTIONS OUTSTANDING

                                             Weighted
                                              Average      Weighted                        Weighted
                                             Remaining     Average                         Average
      Range of                Number        Contractual    Exercise        Number          Exercise
   Exercise Prices         Outstanding         Life         Price        Exercisable        Price
  ------------------       ------------     -----------    --------      ------------      --------
  $0.1875    $1.0000       1,008,638.33          8.54      $ 0.7609        241,853.33      $ 0.7087
  $1.0600    $1.4375       1,248,125.75          8.58      $ 1.2667        218,561.06      $ 1.1875
  $1.5000    $1.9688         914,425.00          8.02      $ 1.6335        401,206.25      $ 1.6938
  $2.0000    $4.5000         765,762.00          6.03      $ 2.7496        647,087.87      $ 2.7442
  $4.6875    $4.6875         487,500.00          8.60      $ 4.6875        458,531.25      $ 4.6875
                           ------------      --------      --------      ------------      --------
  $0.1875    $4.6875       4,424,451.08          8.02      $ 1.8607      1,967,239.76      $ 2.5597

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

Pro forma information regarding net loss and loss per share in fiscal 2001, 2000 and 1999 has been determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method proscribed by SFAS 123. The resulting effect on pro forma net loss and loss per share disclosed for fiscal 2001, 2000 and 1999 is not likely to be representative of the effects on net income and earnings per share on a pro forma basis in future years, because fiscal 2001, 2000 and 1999 pro forma results include the impact of only four years, three years, and two years, respectively, of grants and related vesting, while subsequent years will include additional years of grants and vesting. The fair value of options was estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions for fiscal 2001, 2000 and 1999: weighted average risk-free interest rates of 3.5%, 6.5% and 5.0% respectively; dividend yields of 0% for all three years; volatility factors of the expected market price of the Company's common stock of 85% for all three years; and a weighted-average expected life of five years which represents one year beyond vesting. The weighted average fair value of options granted during fiscal 2001, 2000 and 1999 was $0.24, $2.30 and $1.17, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. Pro forma information follows:


                                                                   Year ended June 30,
                                                          ------------------------------------
                                                                  (in thousands, except
                                                                    per share amounts)
                                                            2001          2000          1999
                                                          --------      --------      --------
Net loss applicable to common shareholders-pro forma      $ 10,953      $  9,734      $  7,600
Net loss per common share-pro forma                       $   0.52      $   0.56      $   0.50

Number of shares of common stock reserved for future issuance as of June 30, 2001 is as follows:

    Stock Option Plans                  4,423,452
    Warrants                            2,493,613
    Conversion of Preferred Stock       7,953,320
                                       ----------
        Total Reserved                 14,870,385
                                       ==========

8.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company conducts its business within one industry segment. The breakdown of revenues is as follows:

                                        Year ended June 30
                               ------------------------------------
                                 2001          2000          1999
                               --------      --------      --------
                                         (in thousands)
North America                  $ 18,982      $ 14,387      $ 14,675
United Kingdom                    3,026         3,554         3,705
Germany                           1,001         2,707         1,857
France                            2,425         1,421           539
Pacific Rim/Latin America           179           597         1,185
                               --------      --------      --------
    Total revenues             $ 25,613      $ 22,666      $ 21,961
                               ========      ========      ========

The breakdown of product type revenues is as follows:

                                                                  Year ended June 30
                                                         ------------------------------------
                                                           2001          2000          1999
                                                         --------      --------      --------
Business Process Management (BPM) Software               $  4,330      $  5,792      $  5,388
Enterprise  Application  Integration (EAI) Software           430         1,563         1,442
                                                         --------      --------      --------
Total Product Revenue                                       4,760         7,355         6,830
Total Consulting Revenue                                   18,256        11,939        11,337
Total Support Revenue                                       2,597         3,372         3,794
                                                         --------      --------      --------
Total Revenue                                            $ 25,613      $ 22,666      $ 21,961
                                                         ========      ========      ========

9.  RESTRUCTURING CHARGE

On July 17, 2000, IntelliCorp announced a reorganization of its existing product offerings to provide for greater operational efficiency and focus. This reorganization included a reduction-in-force as well as staff transfers from software license production to CRM/eCRM consulting solutions, which affected approximately 20% of IntelliCorp's workforce during the first quarter of fiscal year 2001. There were a total of 13 employees affected by the reduction in force, which consisted of four technical professionals and nine employees in marketing, general and administration departments. The one-time cost of the reduction-in-force was approximately $120,000, which included approximately $116,000 in severance pay and approximately $4,000 in legal fees. Of the $120,000, $3,000 was charged to cost of revenues, $6,000 was charged to research and development expenses and $111,000 was charged to marketing, general and administrative expenses. The reorganization also included the abandonment of certain internal use software. As a result of the shift in the Company's focus from software license products, management reevaluated the effectiveness of the financial software that was to be implemented in the fall of 2000. In that evaluation, the Company determined that the financial software that it intended to implement did not meet the information needs of the Company. As a result, approximately $247,000 of capitalized costs were charged to general and administrative expenses at the time of the abandonment. The Company has disposed of the software.

In May and June 2001, the Company reduced its work force by 13% in order to align cash resources with available projected expenses. A total of 13 employees were affected by the reduction in force, which consisted of 10 technical professionals and three employees in marketing, general and administration. The one-time cost of the reduction-in-force was approximately $99,000 in severance pay. Of the $99,000, $84,000 was charged to cost of revenues, $4,000 was charged to research and development expenses and $11,000 was charged to marketing, general and administrative expenses.

10.  SIGNIFICANT SHAREHOLDER

Norman J. Wechsler, chairman of the Board of Directors, directly or indirectly owned approximately 30%, 27% and 21% of the Company's common stock or common stock equivalents at June 30, 2001, 2000 and 1999, respectively.

11.  SUBSEQUENT EVENTS

In July and August 2001, the Company reduced its work force by 18% in order to align cash resources with projected expenses for fiscal year 2002. Estimated revenues were impacted by a downturn in the economy during fiscal 2001. A total of 29 employees were affected by the reduction in force, which consisted of 24 technical professionals and 5 employees in marketing, general and administration. The one-time cost of the reduction-in-force was approximately $260,000 for severance pay. Of the $260,000, $218,000 was charged to cost of revenues, $5,000 was charged to research and development expenses and $37,000 was charged to marketing, general and administrative expenses.

In August and September 2001, the Company entered into promissory notes with two related parties to provide an aggregate of $1.9 million, of which $800,000 has been borrowed through September 30, 2001. The notes bear interest at a rate equal to the interest rate on the Company's bank loan, which bears annual interest at the bank's prime rate plus 2%. The notes and accrued interest are due on August 31, 2002. The notes are secured by the Company's accounts receivable.

The Company is required to adjust the conversion price of the Series C convertible preferred stock and issue additional warrants as a result of a reset provision. The reset provision specifies that if the original conversion price ($1.25) is higher than the average closing bid price per share of the Company's common stock for the five trading days immediately preceding the six month anniversary of the sale of the first share of Series C convertible preferred stock (the "average closing bid price"), the original conversion price is reset. The reset price is designated as the higher of $0.84 or the average closing bid price per share of the Company's common stock for the five trading days immediately preceding the six month anniversary of the sale of the first share of Series C convertible preferred stock, not to exceed $1.125. The six month anniversary date was September 5, 2001 and the five trading days preceding the anniversary were August 28, 2001 thru August 31, 2001 and September 4, 2001. As the average closing bid price was approximately $0.71. Therefore, the conversion price will be reset to $0.84 and could result in the issuance of an additional 1,471,747 shares of common stock. In addition, Series C convertible preferred stockholders will receive warrants to purchase an additional 367,937 shares of common stock at $2.00 per share.

In September 2001, the bank credit line was amended to allow the Company to borrow the lesser of $2.0 million or 75% of eligible accounts receivable balances at any point in time.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
IntelliCorp, Inc.

We have audited the accompanying consolidated balance sheets of IntelliCorp, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with accounting principles generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntelliCorp, Inc. at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California
July 27, 2001
Except for note 11, as to which the date is September 27, 2001

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AN FINANCIAL DISCLOSURE

Not applicable.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company incorporates by reference the information set forth under the caption "Nomination and Election of Directors" of the Company's Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT.

As of September 15, 2001, the executive officers and directors of IntelliCorp are as follows:

Name                                     Age    Position
----                                     ---    --------
Raymond Moreau......................     55     Chief Executive Officer and Director
Jerome Klajbor......................     45     Vice President Finance, Secretary and
                                                Chief Financial Officer
Gregory Sulier......................     52     Vice President, Managing Director European
                                                Consulting
Jeffrey Dalton......................     40     Vice President, North American Consulting
George D'Auteuil, Jr................     40     Vice President, Software Products and
                                                Business Development
David Loeb..........................     40     Vice President, Chief Technical Officer
Norman Wechsler (1), (2)............     56     Director and Chairman of the Board
Kenneth Haas........................     50     Director and Vice Chairman of the Board
Arthur Berry (1), (2)...............     60     Director
Elmer Fisher (1), (2)...............     63     Director
Robert Lauridsen (1), (2)...........     53     Director

(1)     Audit Committee Member

(2)     Compensation and Stock Option Committee Member

Mr. Moreau joined IntelliCorp as President and Chief Operating Officer in August 2000. In April 2001, Mr. Moreau was promoted to Chief Executive Officer and appointed as a director. Prior to IntelliCorp, Mr. Moreau served as Senior Partner at Ernst & Young, directing technology-oriented projects in excess of $250 million. From 1988 to 1995 Mr. Moreau was the Managing Director responsible for building a highly effective team consisting of 30 partners and 380 consultants servicing thirteen states. Mr. Moreau held various Director positions at Davy International, and various positions with Exxon and Peat, Marwick & Mitchell CPA's. Mr. Moreau received a MBA degree in Quantitative Management Science and Accounting and a B.S. degree in Industrial Management from Louisiana Tech University.

Mr. Klajbor joined IntelliCorp as Chief Financial Officer in June 2000. Prior to IntelliCorp, Mr. Klajbor served as CFO at Stanford Telecommunications and was part of a successful $500 million merger with Newbridge Networks. From 1987 to 1988, Mr. Klajbor worked at Acurex Corporation as the Supervisor of Contracts. From 1978 to 1986, Mr. Klajbor worked for the U.S. Government. Mr. Klajbor received a B.A. in Political Science/Public Administration from Washington State University

Mr. Sulier joined IntelliCorp as Executive Vice President, Consulting Services in May 2000. Prior to IntelliCorp, Mr. Sulier spent 13 years with Ernst & Young, where he was most recently a senior consulting partner. From 1986 to 1987 Mr. Sulier worked at American Medical International first as the Sales and Marketing Automation Project Manager and then as the Director of Quality Assurance. Mr. Sulier received a M.A. degree in Communications from the California State University, Northridge.

Mr. Dalton joined IntelliCorp as Vice President in May 2001. Prior to IntelliCorp, Mr. Dalton served as a regional Vice President for eCRM services firm eLoyalty, and as a Chief Technology Executive with Ernst & Young, LLP. Mr. Dalton brings to IntelliCorp over 14 years of technology consulting and leadership experience implementing eCRM and Supply Chain solutions for major clients in the automotive, manufacturing, health care, and insurance industries.

Mr. D'Auteuil joined IntelliCorp as Executive Vice President, Business Development in February 2001. Prior to IntelliCorp, Mr. D'Auteuil served as Vice President, CRM for SAP America. Prior to SAP, Mr. D'Auteuil was Vice President of US Operations with K&V Information Systems. Mr. D'Auteuil brings to IntelliCorp over 15 years of experience in customer-facing and decision support information technology. Mr. D'Auteuil received his MBA from Bryant College in Smithfield, RI and holds degrees in Computer Information Systems and Engineering Management.

Mr. Loeb joined IntelliCorp as a Senior Field Consultant in 1994. Mr. Loeb was promoted to Director, GTE Project, and then in 1995 was appointed Managing Director, Consulting and Training. Mr. Loeb was appointed a Vice President in 1998. Prior to joining IntelliCorp, Mr. Loeb held consulting, product development and management positions at IBM's Research Center, AICorp and Enterprise Software. Mr. Loeb studied Computer Science at the University of Illinois and is the author of two patents.

Mr. Wechsler has been a Director of the Company since September 1996 and was appointed Chairman in April 2001. Mr. Wechsler is Chairman of Wechsler & Co., a private investment company and a broker-dealer. Mr. Wechsler is also Chairman of the Board of Directors of Rave, LLC., a semiconductor equipment manufacturer. Mr. Wechsler is a member of the Board of Directors of Ariat, a private equestrian footwear company. Mr. Wechsler also serves as a consultant to Management and the Board of Directors of many companies, both public and private.

Mr. Haas joined IntelliCorp as General Counsel in 1983. Mr. Haas was promoted to Vice President and Secretary in 1984, then appointed Vice President, Finance and Chief Financial Officer in January 1990. In 1992, Mr. Haas was promoted to President, and in 1999 to Chief Executive Officer. Mr. Haas served as Chief Executive Officer until April 2001. Mr. Haas has been a Director of the Company since 1993 and was appointed Vice Chairman in April 2001. Mr. Haas received his A.B. from Harvard College, his J.D. from Harvard Law School, and attended the Harvard Business School Advanced Management Program.

Mr. Berry has been a Director of the Company since August 1997. Since 1990, Mr. Berry has been Chairman of Pecks Management Partners Ltd. in New York; a specialized, institutional investment manager focusing on public and privately placed convertible securities. From 1985 to 1990, Mr. Berry was President of the Alliance Capital Management, L.P. Convertible Fund. Prior to joining Alliance, Mr. Berry was with the Harris Bank in Chicago, first as Senior Portfolio

Manager in the bank's individual investment group, then as Vice President and Head of the Special Funds section and Manager of the Harris Convertible Fund. Mr. Berry, a Chartered Financial Analyst, is a graduate of Monmouth College and holds an MBA degree from Washington University. Mr. Berry is a director of Hybridon, Inc.

Mr. Fisher joined the IntelliCorp Board of Directors in July 2000. Mr. Fisher held the position of Chairman/CEO at Deliotte Consulting/ICS, where he built a $1 billion, 5,000 person global SAP consultancy firm. From 1990-1995, Mr. Fisher worked as the National Managing Director of Operations at Deliotte & Touche.

Mr. Lauridsen has been a Director of the Company since April 1999. Mr. Lauridsen is a Partner with R.B. Webber & Company in Palo Alto, California, a management-consulting firm focused on working with high technology companies. Mr. Lauridsen has been with R.B. Webber since 1995. From 1990 to 1995 Mr. Lauridsen was an executive with Apple Computer; from 1991 as Vice President of Corporate Development. Mr. Lauridsen has also been a Partner with The Boston Consulting Group and Booz, Allen & Hamilton's Technology Practice. Mr. Lauridsen was also founder and CEO of Redwood Fire and Casualty Insurance Company, a subsidiary of Berkshire Hathaway Company.


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

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  2. Exhibits

          3-A       Certificate of Incorporation (1)

          3-B       By-Laws (2)

          3-C       Certificate of Designation, Preferences and Rights of the
                    Series C Preferred Stock (10)

          10-AA     Office Lease dated as of February 27, 1995 between
                    Registrant and El Camino Office Investments, as amended (3)

          10-FF     Registrant's 1991 Stock Option Plan (4)

          10-GG     Registrant's 1991 Nonemployee Directors Stock Option Plan
                    (2)

          10-HH     Registrant's 2000 Stock Option Plan (8)

          10-II     Registrant's 2000 Nonemployee Directors Stock Option Plan
                    (8)

          10-JJ     Employment Agreement dated October 30, 1991 between
                    Registrant and Kenneth H. Haas, as amended (2)

          10-KK     Employment Agreement, as amended, dated December 27, 2000
                    between Registrant and Kenneth H. Haas (10)

          10-LL     Employment Agreement, as amended, dated May 1, 2000 between
                    Registrant and Kenneth H. Haas (10)

          10-RR     Series B Preferred Stock Purchase Agreement dated March 19,
                    1997 (5).

          10-SS     Office Lease dated March 17, 1998 (6)

          10-UU     Series C Preferred Stock Purchase Agreement dated March 8,
                    2001 (9)

          10-VV     Form of Warrant to Purchase Common Stock dated March 8,
                    2001 (9)

          10-WW     Common Stock Purchase Agreement dated September 29, 2000 (9)

          10-XX     Form of Warrant to Purchase Common Stock dated September
                    29, 2000 (9)

          10-YY     Common Stock Purchase Agreement dated December 28, 2000 (9)

          10-ZZ The Agreement for the Purchase and Sale of Common Stock dated March 30, 1999, as amended (9)

          10-aa     Warrant to Purchase Common Stock dated June 19, 2000 (9)

          10-bb     Warrant to Purchase Common Stock dated June 30, 2000 (9)

          20        Definitive form of Proxy Statement for the Annual Meeting of
                    Stockholders to be held December 7, 1999 (7)

          21        Subsidiaries of Registrant (1)

          23        Consent of Ernst & Young LLP, Independent Auditors.

          25        Power of Attorney - See page 46 hereof.

(b)     Reports on Form 8-K

        Form 8-K was filed on May 3, 2001


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

(4) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(5) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.

(6) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.

(7) The Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 2001.

(8) Filed as an Exhibit to Registrant's definitive Proxy Statement for the fiscal year ended June 30, 2001 and incorporated herein by reference.

(9) Filed as an Exhibit to Registrant's Statement on Form S-3 (File No. 333-5770) filed on March 28, 2001, as amended to June 28, 2001 and incorporated herein by reference.

(10) Filed as an Exhibit to Registrant's Statement on Form 10-QSB for the quarterly period ended March 31, 2001 and incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




               INTELLICORP, INC.




               By:   /s/  Raymond G. Moreau
                  ---------------------------------
               Raymond G. Moreau
               Director and Chief Executive Officer



               Date: September 28, 2001
                     ------------------

POWER OF ATTORNEY TO SIGN AMENDMENTS

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Raymond G. Moreau and Jerome F. Klajbor, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                             Title                      Date
        ---------                             -----                      ----
        /s/ Raymond G. Moreau          Director and                 September 28, 2001
        ---------------------          Chief Executive Officer
        Raymond G. Moreau

        /s/ Jerome F. Klajbor          Chief Financial Officer      September 28, 2001
        ---------------------          and Secretary
        Jerome F. Klajbor

        /s/ Norman J. Wechsler         Chairman                     September 28, 2001
        ----------------------
        Norman J. Wechsler

        /s/ Kenneth H. Haas            Vice Chairman                September 28, 2001
        -------------------
        Kenneth H. Haas

        /s/ Arthur W. Berry            Director                     September 28, 2001
        -------------------
        Arthur W. Berry

        /s/ Elmer F. Fisher            Director                     September 28, 2001
        -------------------
        Elmer F.  Fisher

        /s/ Robert A. Lauridsen        Director                     September 28, 2001
        -----------------------
        Robert A. Lauridsen

                                 EXHIBIT INDEX



         Exhibit
         Number     Description

          3-A       Certificate of Incorporation (1)

          3-B       By-Laws (2)

          3-C       Certificate of Designation, Preferences and Rights of the
                    Series C Preferred Stock (10)

          10-AA     Office Lease dated as of February 27, 1995 between
                    Registrant and El Camino Office Investments, as amended (3)

          10-FF     Registrant's 1991 Stock Option Plan (4)

          10-GG     Registrant's 1991 Nonemployee Directors Stock Option Plan
                    (2)

          10-HH     Registrant's 2000 Stock Option Plan (8)

          10-II     Registrant's 2000 Nonemployee Directors Stock Option Plan
                    (8)

          10-JJ     Employment Agreement dated October 30, 1991 between
                    Registrant and Kenneth H. Haas, as amended (2)

          10-KK     Employment Agreement, as amended, dated December 27, 2000
                    between Registrant and Kenneth H. Haas (10)

          10-LL     Employment Agreement, as amended, dated May 1, 2000 between
                    Registrant and Kenneth H. Haas (10)

          10-RR     Series B Preferred Stock Purchase Agreement dated March 19,
                    1997 (5).

          10-SS     Office Lease dated March 17, 1998 (6)

          10-UU     Series C Preferred Stock Purchase Agreement dated March 8,
                    2001 (9)

          10-VV     Form of Warrant to Purchase Common Stock dated March 8,
                    2001 (9)

          10-WW     Common Stock Purchase Agreement dated September 29, 2000 (9)

          10-XX     Form of Warrant to Purchase Common Stock dated September
                    29, 2000 (9)

          10-YY     Common Stock Purchase Agreement dated December 28, 2000 (9)

          10-ZZ The Agreement for the Purchase and Sale of Common Stock dated March 30, 1999, as amended (9)

          10-aa     Warrant to Purchase Common Stock dated June 19, 2000 (9)

          10-bb     Warrant to Purchase Common Stock dated June 30, 2000 (9)

          20        Definitive form of Proxy Statement for the Annual Meeting of
                    Stockholders to be held December 7, 1999 (7)

          21        Subsidiaries of Registrant (1)

          23        Consent of Ernst & Young LLP, Independent Auditors.

          25        Power of Attorney - See page 46 hereof.

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

(4) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

(5) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.

(6) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.

(7) The Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 2001.

(8) Filed as an Exhibit to Registrant's definitive Proxy Statement for the fiscal year ended June 30, 2001 and incorporated herein by reference.

(9) Filed as an Exhibit to Registrant's Statement on Form S-3 (File No. 333-5770) filed on March 28, 2001, as amended to June 28, 2001 and incorporated herein by reference.

(10) Filed as an Exhibit to Registrant's Statement on Form 10-QSB for the quarterly period ended March 31, 2001 and incorporated herein by reference.