Form 10QSB
period 2001-09-30
INTELLICORP INC
filed 2001-11-14
CIK 730169

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-13022

                                INTELLICORP, INC.
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                            94-2756073
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                      1975 EL CAMINO REAL WEST, SUITE #201
                      MOUNTAIN VIEW, CALIFORNIA 94040-2216
               (Address of principal executive offices)
                                   (Zip Code)

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

                                YES [X]   NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                                            Outstanding as of
               Class                        October 31, 2001
               ---------------------        ----------------
               Common stock,
               $.001 par value              21,765,007 shares


                     This document is comprised of 16 pages.

                                TABLE OF CONTENTS


                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION

    Item 1.    Financial Statements (unaudited)
               Condensed Consolidated Balance Sheets............................3
               Condensed Consolidated Statements of Operations..................4
               Condensed Consolidated Statements of Cash Flows..................5
               Notes to Condensed Consolidated Financial Statements...........6-8

    Item 2.    Management's Discussion and Analysis of

               Financial Condition and Results of Operations.................9-14

PART II.  OTHER INFORMATION

    Item 2.    Changes in Securities and Use of Proceeds.......................15

    Item 6.    Exhibits and Reports on Form 8-K................................15

SIGNATURE......................................................................16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  September 30,        June 30,
(In thousands)                                        2001              2001(1)
                                                  -------------        --------
                                                  (unaudited)
Assets
Current assets:
Cash and cash equivalents                           $    968           $  2,639
Accounts receivable, net                               3,651              5,966
Other current assets                                     782                671
                                                    --------           --------
    Total current assets                               5,401              9,276

Property and equipment, net                              528                603
Purchased intangibles, net                             1,344              1,472
Other assets                                             150                143
                                                    --------           --------
                                                    $  7,423           $ 11,494
                                                    ========           ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                    $  2,213           $  2,381
Accrued compensation                                   1,601              1,639
Accrued royalties                                        136                284
Other current liabilities                              1,528              1,702
Bank loan                                              1,152              1,640
Short term notes payable                               1,100                 --
Deferred revenues                                        690              1,081
                                                    --------           --------
    Total current liabilities                          8,420              8,727

Stockholders' equity:
Preferred stock                                            1                  1
Common stock                                              22                 22
Additional paid-in capital                            73,326             73,369
Accumulated deficit                                  (74,346)           (70,625)
                                                    --------           --------
    Total stockholders' equity                          (997)             2,767
                                                    --------           --------
                                                    $  7,423           $ 11,494
                                                    ========           ========


(1) The consolidated balance sheet at June 30, 2001, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted United States for complete financial statements.

                             See accompanying notes.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three months ended
                                                          September 30,
                                                   ---------------------------
(In thousands, except per share amounts)               2001              2000
                                                   ----------          -------
                                                            (unaudited)
Revenues:
    Consulting services                               $ 2,814           $ 3,713
    Software license                                      407             1,590
    License support                                       506               730
                                                      -------           -------
    Total revenues                                      3,727             6,033
                                                      -------           -------

Costs and expenses:
    Cost of revenues:
       Consulting services                              2,978             2,817
       Software license                                   137               192
       License support                                     97                99
    Research and development                              771               639
    Marketing, general, and administrative              3,263             3,590
                                                      -------           -------
    Total costs and expenses                            7,246             7,337
                                                      -------           -------

Loss from operations                                   (3,519)           (1,304)

Other income (expense), net                                38               (35)
                                                      -------           -------
Loss before provision for income taxes                 (3,481)           (1,339)

Provision for income taxes                                  8                --
                                                      -------           -------
Net loss                                              $(3,489)          $(1,339)
                                                      =======           =======
Series A, Series B and Series C
    Preferred stock dividends                            (232)             (133)
                                                      -------           -------
Net loss applicable to common shareholders            $(3,721)          $(1,472)
                                                      =======           =======

Basic and diluted net loss per common share           $ (0.17)          $ (0.07)
                                                      =======           =======
Shares used in computing basic and
    diluted net loss per common share                  21,763            20,043
                                                      =======           =======



                             See accompanying notes.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


Increase (decrease) in cash and cash equivalents
(in thousands)                                              Three months ended
                                                               September 30,
                                                          ---------------------
                                                             2001         2000
                                                           -------      -------
                                                                (unaudited)
Cash flows from operating activities:
    Net loss                                               $(3,489)     $(1,339)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
    Depreciation and amortization                              231          252
    Abandoned software written-off                              --          249
    Changes in assets and liabilities:
        Accounts receivable                                  2,315         (979)
        Other current assets                                  (111)         768
        Other assets                                            (7)         (31)
        Accounts payable                                      (168)        (351)
        Accrued compensation                                   (38)           9
        Other current liabilities                             (322)        (400)
        Deferred revenues                                     (391)        (114)
                                                           -------      -------
    Net cash used in operating activities                   (1,980)      (1,936)
                                                           -------      -------

Cash flows from investing activities:
    Expenditures for property and equipment                    (28)         (13)
                                                           -------      -------
Net cash used in investing activities                          (28)         (13)
                                                           -------      -------

Cash flows from financing activities:
    Net borrowings (repayments) under bank credit line        (488)       1,154
    Short term notes payable                                 1,100           --
    Payment of dividends                                      (232)        (133)
    Cash paid for issuance costs related to sales of
      preferred stock                                          (61)          --
    Cash received from sale of common stock                     18          801
                                                           -------      -------
Net cash provided by financing activities                      337        1,822
                                                           -------      -------

Decrease in cash and cash equivalents                       (1,671)        (127)
Cash and cash equivalents, beginning of period               2,639        2,240
                                                           -------      -------
Cash and cash equivalents, end of period                   $   968      $ 2,113
                                                           =======      =======



                             See accompanying notes.

                                INTELLICORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

1. BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended June 30, 2001, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, the interim statements reflect all adjustments (consisting of normal recurring entries), which are necessary for a fair presentation of the results of the interim periods presented. The interim results are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2002 or for any future periods.

2. SIGNIFICANT CUSTOMERS. A related party accounted for 8% ($282,000) and 18% ($1,107,000) of the total revenues for the three months ended September 30, 2001 and 2000, respectively. Three customers accounted for 17% ($618,000), 15% ($548,000) and 14% ($510,000) of total revenues for the three months ended September 30, 2001 and one customer accounted for 20% ($1,189,000) of the total revenues for the three months ended September 30, 2000.

3. INCOME TAXES. The provision for income taxes of $8,000 for the three months ended September 2001 is attributable to local taxes.

4. COMPREHENSIVE LOSS. For the three months ended September 30, 2001 and 2000, respectively, comprehensive loss equaled net loss.

5. BANK LOAN. In March 1999, the Company secured a credit facility from a bank, bearing an annual interest at the bank's prime rate plus 2% (8.0% and 11.5% as of September 30, 2001 and 2000, respectively). The credit line is an asset-based facility, and as of September 30, 2001 the amount that can be borrowed under the loan is the lesser of $2.0 million or 75% of the eligible accounts receivable balances at any point in time. At September 30, 2001, $115,000 was available under the bank credit facility, and the Company owed $1.2 million on this credit facility. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility was two years, and it was renewed on July 31, 2001 for one additional year. The credit facility is secured by essentially all of the assets of the Company.

6. PROMISSORY NOTES. In August and September 2001, the Company entered into promissory notes with two related parties to provide an aggregate of $1.9 million, of which $1.1 million has been borrowed through September 30, 2001. The notes bear interest at a rate equal to the interest rate on the Company's bank loan, which bears annual interest at the bank's prime rate plus 2%. The notes and accrued interest are due on August 31, 2002. Prepayment of principal, together with accrued interest, may be made at any time without penalty. The notes are secured by the Company's accounts receivable, however such notes are subordinate to that amount owed under the Company's credit facility. The notes may be converted to equity by mutual agreement of the parties.

7. EQUITY. The Company is required to adjust the conversion price of the Series C convertible preferred stock and issue additional warrants as a result of a reset provision in the Series C preferred stock purchase agreement. The reset provision specifies that if the original conversion price ($1.125) is higher than the average closing bid price per share of the Company's common stock for the five trading days immediately preceding the six-month anniversary of the sale of the first share of Series C convertible preferred stock (the "average closing bid price"), the original conversion price is reset. The reset price is designated as the higher of $0.84 or the average closing bid price per share of the Company's common stock for the five trading days immediately preceding the six-month anniversary of the sale of the first share of Series C convertible preferred stock, not to exceed $1.125. The six-month anniversary date was September 5, 2001 and the five trading days preceding the anniversary were August 28, 2001 thru August 31, 2001 and September 4, 2001. The average closing bid price for the aforementioned period was $0.71. Therefore, the conversion price will be reset to $0.84 and would result in the issuance of an additional 1,471,747 shares of common stock if fully converted. In

                                INTELLICORP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

addition, Series C convertible preferred stockholders shall receive warrants to purchase an additional 367,937 shares of common stock at $2.00 per share. In accordance with NASD Rule 4350(i)(1)(D), since the Series C Preferred were issued in a private financing with a conversion price which was below the market price of the Common Stock at the time, approval of the Company's Stockholders is required in order to permit the Additional Issuance (and any additional securities that may become issuable pursuant to the respective rights, preferences and privileges of the Series C Preferred and Warrants) to constitute more than twenty percent of the shares outstanding immediately prior to the Financing in order to comply with NASD corporate governance requirements. The Conversion Shares underlying the Issued Series C and the Issued Warrants constituted less than twenty percent of the shares outstanding immediately prior to the Financing and, therefore, no stockholder vote was required. However, due to the reset, the total number of shares underlying Series C Preferred and warrants would constitute more than twenty percent of the shares outstanding prior to the Financing. Thus, the Company is seeking stockholder approval of the Financing prior and as a condition to its implementation of the reset provision at the next annual meeting of Stockholders to be held on December 4, 2001.

8. NET LOSS PER COMMON SHARE. Net loss per common share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as their effect is antidilutive.

9. REDUCTION-IN-FORCE. During the three months ended September 2001, the Company reduced its work force by 26% in order to align cash resources with projected expenses for fiscal year 2002. Estimated revenues were impacted by a downturn in the economy during fiscal 2001. A total of 32 employees were affected by the reduction in force, which consisted of 22 technical professionals and 10 employees in marketing, general and administration. The cost of the reduction-in-force was approximately $268,000 for severance pay. Of the $268,000, $183,000 was charged to cost of revenues, $23,000 was charged to research and development expenses and $62,000 was charged to marketing, general and administrative expenses.

10. RECENT PRONOUNCEMENTS. In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets".

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

The Company is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of July 1, 2002, however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, amortization of existing goodwill will cease as of July 1, 2002 and during fiscal 2003, the Company will perform the first of the required impairment tests of goodwill as of July 1, 2002. The Company is currently reviewing the impact that the adoption of these standards will have on its financial position and results of operations.

                                INTELLICORP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

11. SUBSEQUENT EVENTS. From October 1, 2001 through November 5, 2001, the Company reduced its work force by 9% in order to align cash resources with projected expenses for fiscal year 2002. Estimated revenues were impacted by the economic downturn in the quarter and the events of September 11, 2001. A total of 11 employees were affected by the reduction in force, which consisted of 10 technical and one in marketing, general and administration. The cost of the reduction-in-force was approximately $29,000 for severance pay. Of the $29,000, $6,000 was charged to cost of revenues, $22,000 was charged to research and development expenses and $1,000 was charged to marketing, general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an international technology services and solutions firm that provides Global 2000 companies the business solutions required to fully leverage their investments in information systems and business processes. We offer services and solutions for evaluating and developing business strategy, refining, designing and implementing business software architecture, and implementing and integrating Customer Relationship Management (CRM) software.

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

In the past year we changed our focus to solutions, which combine a mix of software products and consulting services that help Fortune 2000 companies rapidly enter the world of conducting electronic business (eBusiness) on the Internet. These consulting solutions provide SAP, AG customers with an eBusiness strategy that maximizes their enterprise resource planning (ERP) investment and minimizes integration and data management issues associated with implementing software packages that combine the best applications from many different vendors to create the best product of its type (best-of-breed software). We began to explore other strategic business opportunities, including entering into an agreement with SAP, AG to assist them with the development of SAP's Internet Pricing and Configurator (IPC) program. We also were selected to implement this program for three of SAP AG's major customers due to our extensive knowledge of a variety of SAP AG's software applications. From this experience, and from analysis of the growing market for consulting services attuned to the relationships of business with our customers, we believed that the revenue stream in the implementation services area would be more predictable in the near term than in the software license products area. In addition, we determined that our unique understanding of SAP's business planning system allowed us to expand beyond providing implementation services for SAP AG's customer management applications to providing those services to other vendors of software such as Siebel and Cybrant directed at the business-customer relationship. As part of this strategy, we found new opportunities to sell our business management tools and applications to enable our business customers to consolidate and/or align our business management systems with the newer customer management applications.

Based on our recent change to a combination of software license products, consulting and combined solutions, our revenue mix in any short span of time may prove volatile as we accommodate our customer's specific and immediate needs. The dynamic nature of the market, especially as ERP upgrades become available and potential customers continue to delay the purchase and/or implementation of CRM applications, may result in a dynamic situation whereby the mix to services and products could vary significantly quarter-to-quarter. The operating margins for software license products are substantially higher than the operating margins for our consulting services. This disparity is principally due to the low cost of materials, royalties, and other costs associated with our software license products, as compared to the relatively high personnel costs (including the higher cost of using outside consultants) incurred in providing consulting services. Our operating margins have in the past and may, in the future, vary significantly as a result of changes in the proportion of revenues attributable to software license products and consulting services. Should the proportion of licensing revenues increase relative to our consulting services; our overall margins will increase accordingly. Our overall operating margins may thus be higher than those for consulting services companies that do not derive such a percentage of revenues from license product sales.

Other than statements of historical fact, the statements made in this quarterly report are hereby identified as forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Statement of Operations Data" and "Liquidity and Capital Resources" below and in "Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

In particular, it is important to note that achievement of revenue goals is affected by numerous factors beyond the Company's control, including competitors' product introductions, market price competition and market acceptance of the Company's consulting and software license products. Historical results of the Company may not be indicative of future operating results.

RESULTS OF OPERATIONS

QUARTERLY RESULTS

The following table presents the Company's condensed consolidated financial results by quarter for the four quarters of fiscal 2001 and the first quarter of fiscal 2002. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            QUARTER ENDED
                                                                                            Fiscal
                                                       Fiscal 2001                           2002
                                   -------------------------------------------------       --------
                                   Sept. 30      Dec. 31       Mar. 31        Jun 30       Sept. 30
                                   --------      --------      --------      --------      --------
Revenues:
Consulting services                $  3,713      $  4,354      $  5,784      $  4,404      $  2,814
Software license                      1,590         1,375           732         1,063           407
License support                         730           706           568           594           506
                                   --------      --------      --------      --------      --------
      Total Revenues                  6,033         6,435         7,084         6,061         3,727

Cost and Expenses:
  Cost of revenues:
Consulting services                   2,817         2,848         3,770         4,683         2,978
Software license                        192           297           149           288           137
License support                          99            86            92            95            97
  Research and development              639           621           850           787           771
  Marketing, general, and
    Administrative                    3,590         3,173         3,612         3,921         3,263
                                   --------      --------      --------      --------      --------
      Total costs and expenses        7,337         7,025         8,473         9,774         7,246

Loss from operations                 (1,304)         (590)       (1,389)       (3,713)       (3,519)
Other Income (expense), net             (35)         (127)            8           (99)           38
                                   --------      --------      --------      --------      --------
Loss before provision
  for income taxes                   (1,339)         (717)       (1,381)       (3,812)       (3,481)
Provision for income taxes               --            --             6            (9)            8
                                   --------      --------      --------      --------      --------
Net loss                           $ (1,339)     $   (717)     $ (1,387)     $ (3,803)     $ (3,489)
                                   ========      ========      ========      ========      ========

Series A, Series B and Series C
  Preferred stock dividends            (133)         (134)         (129)         (253)         (232)
                                   --------      --------      --------      --------      --------

Beneficial Conversion Dividend
  Series C Preferred stock               --            --        (1,703)           --            --
                                   --------      --------      --------      --------      --------
Net loss available to
  common shareholders              $ (1,472)     $   (851)     $ (3,219)     $ (4,056)     $ (3,721)
                                   ========      ========      ========      ========      ========

Basic and diluted net loss
  per common share                 $  (0.07)     $  (0.04)     $  (0.15)     $  (0.19)     $  (0.17)
                                   ========      ========      ========      ========      ========

Shares used in computing basic
  and diluted net loss per
  common share                       20,043        21,101        21,704        21,731        21,763
                                   ========      ========      ========      ========      ========

The geographic breakdown of revenue is as follows:

                                    Three months ended
(In thousands)                          September 30,
                                   ---------------------               %
                                    2001            2000            Change
                                   ------          ------           ------
North America                      $2,933          $4,210             (30)%
United Kingdom                        405           1,098             (63)%
Germany                               227             218               4%
France                                146             410             (64)%
Pacific Rim/Latin America              16              97             (84)%
                                   ------          ------             ---
    Total revenue                  $3,727          $6,033             (38)%

The geographic revenue as a percentage of revenue is as follows:

                                   Three months ended
                                      September 30,
                                   ------------------
                                   2001         2000
                                   ----         ----
North America                       79%          70%
United Kingdom                      11%          18%
Germany                              6%           4%
France                               4%           7%
Pacific Rim/Latin America            0%           1%
                                   ---          ---
    Total revenue                  100%         100%


Revenues: The Company's total revenue is derived from three sources all related to providing a suite of consulting services and software license products to the SAP community: consulting services, software license products, and software license product support. Total revenues were $3,727,000 and $6,033,000, for the three months ended September 30, 2001 and 2000, respectively. This represents a 38% decrease for the period ended September 30, 2001 compared to the same prior year period due to decreases in all three revenue sources.

Consulting services revenues, which also includes software license product training revenues, were $2,814,000 and $3,713,000 for the three-month periods ended September 30, 2001 and 2000, respectively. The 24% decrease compared to the same period in the prior year is primarily due to a decrease in existing customer demand for CRM consulting services resulting from customers' decisions to delay major capital expenditures for such services.

Software license product revenues were $407,000 and $1,590,000 for the three month periods ended September 30, 2001 and 2000, respectively. The 74% decrease in software license product revenues compared to the same period in the prior year is primarily attributable to a reduction in product demand due to economic uncertainties compounded by the events of September 11, 2001, in the United States.

Software license product support revenues were $506,000 and $730,000 for the three-month periods ended September 30, 2001 and 2000, respectively, which is a decrease of 31% compared to the same period in the prior year. The decrease is primarily due to lower than expected software license product support renewals related to LiveInterface and LiveModel software license products and lower overall software license product sales in the quarter ended September 30, 2001.

Gross Margins: Gross margin, as a percentage of total revenues for the three months ended September 30, 2001 was 14% compared to 48% in the same period in the prior year. Consulting services margin was (6)% for the three months ended September 30, 2001, compared to 24% in the same period in the prior year. The decrease in consulting services margins compared to the prior year period is primarily due the decrease in consulting revenue. The software license product gross margin was 66% for the three months ended September 30, 2001, compared to 88% for the same prior year period. The net decrease in software license product margins is due to the decrease in software license revenue and relatively higher costs of license. The higher costs of license relate to fixed intangible amortization costs and a decrease in license sales without royalty costs compared to license sales with royalty costs. Software license product support margin was 81% for the three months ended September 30, 2001 compared to 86% for the same prior year period. The decrease in the current quarter over the prior year quarter is primarily due to decreased product support revenue.

Research and Development (R&D): R&D expenses increased $132,000 during the three months ended September 30, 2001 from the same prior year period. The increase is primarily due to the increased costs associated with the rollout of new software products in this first quarter. R&D expenses, as a percentage of total revenues for the three months ended September 30, 2001 were 21% compared to 11% in the same prior year period. This increase as a percentage of revenues is primarily the result of the decrease in revenues for the three month period ended September 30, 2001 compared to the same period of the prior year.

Marketing, General and Administrative: Marketing, general and administrative expenses decreased $327,000 during the three months ended September 30, 2001 compared to the same prior year period. The decrease is primarily due to decreased recruiting and bonus expenses in the sales and administrative departments.

Other Income and Expense: Other income and expense, net, which includes interest income and expense, increased $73,000 for the three months ended September 30, 2001 compared with the same period in the prior year. The net increase is primarily due to the net of forgiveness of accrued third party royalties, decreased interest expense from bank borrowings and losses related to foreign currency exchange.

Provision for Income Taxes: The provision for income taxes increased $8,000 for the three months ended September 30, 2001 compared with the same period in the prior year. The taxes are primarily related to state income taxes.

Net Loss Per Common Share. Basic and diluted net loss per common share for the quarter ended September 30, 2001 was $(0.17), compared with $(0.07) for the same period in 2000. The increased net loss was primarily the result of decreased revenues.

BOOKINGS AND BACKLOG

CRM bookings were $1.4 million and $2.1 million for the three months ended September 30, 2001 and 2000, respectively, Bookings were derived primarily from CRM consulting services to large commercial companies. At the end of the first quarter of fiscal 2001 and 2000, backlog stood at $1.7 million and $4.2 million, respectively. The Company's bookings and backlog are largely dependent upon continued business related to CRM consulting solutions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, cash, cash equivalents and short-term investments were $968,000 compared to $2,113,000 at June 30, 2000.

Cash used in operations was $1,980,000 during the three months ended September 30, 200, compared to $1,936,000 in the same period of the prior year. The increase in cash used in operations is primarily due to the net of a $2.1 million increase in net loss and a decrease in deferred revenue of $391,000, offset by a decrease of $2.3 million of accounts receivable during the period.

Cash used by investing activities was $28,000 in the three months ended September 30, 2001 compared to $13,000 in the same period the prior year. The increase in cash used in investing activities is primarily due to the purchase of computer software.

Cash provided by financing activities was $337,000 for the three months ended September 30, 2001 compared to $1,822,000 in the same period in the prior year. The decrease in cash provided by financing activities was primarily due to repayments under the bank credit line and a decrease in proceeds from the sale of common stock, which was offset by increased cash provided by short-term notes payable.

In September 2000, the Company issued 1.0 million shares of common stock at $1.00 per share in a private placement. The investors received warrants to purchase common stock equal to 25% of the number of common shares purchased. Warrants were issued to purchase 250,000 shares of common stock at $2.00 per share, and the warrants expire in 2005. These warrants remain outstanding at September 30, 2001.

The Company's available cash resources at September 30, 2001 include $968,000 in cash and cash equivalents, $0.1 million available under its bank credit facility and $0.8 million available under its $1.9 million promissory notes. The bank credit facility consists of the lesser of $2.0 million or 75% of eligible accounts receivable balances at any point in time. At September 30, 2001, the Company owed $1.2 million on the bank credit facility and had an additional $0.1 million that could have been borrowed. The initial term of this facility was two years, and it was renewed on July 31, 2001 for one additional year. The credit facility is secured by essentially all of the assets of the Company. Management believes that cash on hand together with cash generated from operations and available funds under the promissory notes and potential equity funding, will be sufficient to fund the Company's cash requirements through at least June 30, 2002. However, if anticipated revenues and continued cost containment measures for fiscal 2002 do not meet management's expectations, and additional financing described above the amounts secured are not available, management has the ability and intent to further reduce certain planned expenditures and continue to curtail operations significantly.

PURCHASED INTANGIBLE ASSETS

On January 23, 1998, the Company purchased the rights to the Universal Portable Interface ("UPI") technology. This technology consisted of the intellectual and proprietary property comprised of UPI and included all related copyrights, processes, designs, formulas, inventions, trade secrets, know-how, technology, methodologies, principles of operations flow charts, schematics, codes and databases.

At the time of acquisition, revenues for developed and core technology were estimated for the remainder of fiscal 1998 through fiscal 2004. As of the end of the first quarter of fiscal 2002, the Company believes that total revenues over the life of the product will not differ to such an extent as to require a devaluation of the current carrying value of the intangible assets. It should be noted that while revenues allocated to the developed and in-process technologies are expected to individually phase down over time (consistent with normal software product life cycles), the composite revenue attributed to all applications integration products and technologies (including future follow-on technologies) is planned to continue growing in the foreseeable future.

PART II.       OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

The Company is required to adjust the conversion price of the Series C convertible preferred stock and issue additional warrants as a result of a reset provision in the Series C preferred stock purchase agreement. The reset provision specifies that if the original conversion price ($1.125) is higher than the average closing bid price per share of the Company's common stock for the five trading days immediately preceding the six-month anniversary of the sale of the first share of Series C convertible preferred stock (the "average closing bid price"), the original conversion price is reset. The reset price is designated as the higher of $0.84 or the average closing bid price per share of the Company's common stock for the five trading days immediately preceding the six-month anniversary of the sale of the first share of Series C convertible preferred stock, not to exceed $1.125. The six-month anniversary date was September 5, 2001 and the five trading days preceding the anniversary were August 28, 2001 thru August 31, 2001 and September 4, 2001. The average closing bid price for the aforementioned period was $0.71. Therefore, the conversion price will be reset to $0.84 and would result in the issuance of an additional 1,471,747 shares of common stock if fully converted. In addition, Series C convertible preferred stockholders shall receive warrants to purchase an additional 367,937 shares of common stock at $2.00 per share. In accordance with NASD Rule 4350(i)(1)(D), since the Series C Preferred were issued in a private financing with a conversion price which was below the market price of the Common Stock at the time, approval of the Company's Stockholders is required in order to permit the Additional Issuance (and any additional securities that may become issuable pursuant to the respective rights, preferences and privileges of the Series C Preferred and Warrants) to constitute more than twenty percent of the shares outstanding immediately prior to the Financing in order to comply with NASD corporate governance requirements. The Conversion Shares underlying the Issued Series C and the Issued Warrants constituted less than twenty percent of the shares outstanding immediately prior to the Financing and, therefore, no stockholder vote was required. However, due to the reset, the total number of shares underlying Series C preferred and warrants would constitute more than twenty percent of the shares outstanding prior to the Financing. Thus, the Company is seeking stockholder approval of the Financing prior and as a condition to its implementation of the reset provision at the next annual meeting of Stockholders to be held on December 4, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Reports on Form 8-K

        No reports have been filed for the quarter ended September 30, 2001.

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

Date: November 14, 2001