Form 10QSB
period 2001-12-31
INTELLICORP INC
filed 2002-02-14
CIK 730169

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                For the transition period from________to________

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

                                YES [X]   NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                   Outstanding as of
               Class                               January 31, 2002
               ---------------------               ----------------
               Common stock,
               $.001 par value                     21,783,818 shares


                     This document is comprised of 17 pages.

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

    Item 1.    Financial Statements (unaudited)
               Condensed Consolidated Balance Sheets................................3
               Condensed Consolidated Statements of Operations......................4
               Condensed Consolidated Statements of Cash Flows......................5
               Notes to Condensed Consolidated Financial Statements...............6-9

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................9-15


PART II.  OTHER INFORMATION

    Item 2.    Submission on Matters to a Vote of Security Holders.................16

    Item 6.    Exhibits and Reports on Form 8-K....................................16

SIGNATURE..........................................................................17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     December 31,      June 30,
(In thousands)                                          2001            2001(1)
                                                     ------------      --------
                                                     (unaudited)
Assets
Current assets:
Cash and cash equivalents                             $    591         $  2,639
Accounts receivable, net                                 2,572            5,966
Other current assets                                       547              671
                                                      --------         --------
    Total current assets                                 3,710            9,276

Property and equipment, net                                417              603
Purchased intangibles, net                               1,210            1,472
Other assets                                               139              143
                                                      --------         --------
                                                      $  5,476         $ 11,494
                                                      ========         ========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                      $  1,690         $  2,381
Accrued compensation                                     1,367            1,639
Accrued royalties                                           --              284
Other current liabilities                                1,132            1,702
Bank loan                                                  643            1,640
Short term notes payable                                 3,600               --
Deferred revenues                                          825            1,081
                                                      --------         --------
    Total current liabilities                            9,257            8,727


Stockholders' equity:
Preferred stock                                              1                1
Common stock                                                22               22
Additional paid -- in capital                           73,334           73,369
Accumulated deficit                                    (77,138)         (70,625)
                                                      --------         --------
    Total stockholders' equity                          (3,781)           2,767
                                                      --------         --------
                                                      $  5,476         $ 11,494
                                                      ========         ========

(1) The consolidated balance sheet at June 30, 2001, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three months ended           Six months ended
                                         December  31,               December  31,
 (In thousands, except              ----------------------      ----------------------
   per share amounts)                 2001          2000          2001          2000
                                    --------      --------      --------      --------
                                          (unaudited)                 (unaudited)
Revenues:
    Consulting services             $  2,427      $  4,354      $  5,241      $  8,067
    Software license                     186         1,375           593         2,965
    License support                      410           706           916         1,436
                                    --------      --------      --------      --------
    Total revenues                     3,023         6,435         6,750        12,468
                                    --------      --------      --------      --------
Costs and expenses:
    Cost of revenues:
       Consulting services             1,937         2,848         4,915         5,665
       Software license                  134           297           271           489
       License support                    74            86           171           185
    Research and development             555           621         1,326         1,260
    Marketing, general, and
       administrative                  2,762         3,173         6,025         6,763
                                    --------      --------      --------      --------
    Total costs and expenses           5,462         7,025        12,708        14,362
                                    --------      --------      --------      --------
Loss from operations                  (2,439)         (590)       (5,958)       (1,894)

Other income (expense), net             (107)         (127)          (69)         (162)
                                    --------      --------      --------      --------

Loss before provision
    for income taxes                  (2,546)         (717)       (6,027)       (2,056)

Provision for income taxes                15            --            23            --
                                    --------      --------      --------      --------

Net loss                            $ (2,561)     $   (717)     $ (6,050)     $ (2,056)
                                    ========      ========      ========      ========

Series A, Series B and Series C
    Preferred stock dividends           (231)         (134)         (463)         (267)

Beneficial conversion dividend
      Series C Preferred Stock        (1,259)           --        (1,259)           --
                                    --------      --------      --------      --------

Net loss applicable to
    common shareholders             $ (4,051)     $   (851)     $ (7,772)     $ (2,323)
                                    ========      ========      ========      ========

Basic and diluted net loss per
    common share                    $  (0.19)     $  (0.04)     $  (0.36)     $  (0.12)
                                    ========      ========      ========      ========

Shares used in computing basic
  and diluted net loss per
  common share                        21,775        21,101        21,776        20,044
                                    ========      ========      ========      ========



                             See accompanying notes.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six months ended
(in thousands)                                                                   December 31,
                                                                             --------------------
                                                                               2001        2000
                                                                             -------      -------
                                                                                  (unaudited)
Cash flows from operating activities:
    Net loss                                                                 $(6,050)     $(2,056)
    Adjustments to reconcile net loss to net
        cash provided in operating activities:
    Depreciation and amortization                                                449          496
    Loss on disposal of assets                                                    27           --
    Abandoned software written-off                                                --          247
    Changes in assets and liabilities:
        Accounts receivable                                                    3,394       (1,014)
        Other current assets                                                     124          586
        Other assets                                                               4          (22)
        Accounts payable                                                        (691)        (563)
        Accrued compensation                                                    (272)         (15)
        Other current liabilities                                               (854)          (9)
        Deferred revenues                                                       (256)        (303)
                                                                             -------      -------
    Net cash used in operating activities                                     (4,125)      (2,653)
                                                                             -------      -------
Cash flows from investing activities:
    Expenditures for property and equipment                                      (28)         (87)
                                                                             -------      -------
Net cash used in investing activities                                            (28)         (87)
                                                                             -------      -------
Cash flows from financing activities:
    Net (repayments) borrowings under bank credit line                          (997)       2,011
    Cash received from issuance of short term notes payable                    3,600           --
    Payment of dividends                                                        (463)        (267)
    Cash paid for issuance costs related to sales of preferred stock             (61)          --
    Cash received from sales of common stock                                      26        1,152
                                                                             -------      -------
Net cash provided by financing activities                                      2,105        2,896
                                                                             -------      -------
(Decrease)/Increase in cash and cash equivalents                              (2,048)         156
Cash and cash equivalents, beginning of period                                 2,639        2,240
                                                                             -------      -------
Cash and cash equivalents, end of period                                     $   591      $ 2,396
                                                                             =======      =======


                             See accompanying notes.

                                INTELLICORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

2. MANAGEMENT'S PLANS. The Company has cash and cash equivalent balances of $591,000 and an accumulated deficit of $77.1 million as of December 31, 2001, and a net loss of $6.1 for the six months ended December 31, 2001. During February 2002, the Company entered into an equity transaction, which will provide the Company an additional $2.15 million of cash to support the Company's working capital requirements, as well as allow the Company to repay approximately $4.2 million in short-term notes, and accrued interest. The Company will issue the common shares in a private placement. Repayment of approximately $3.95 million of the notes will be subject to the shareholder approval.

3. SIGNIFICANT CUSTOMERS. A related party accounted for 6% ($181,000) and 7% (463,000), respectively, of the total revenues for the three and six month periods ended December 31, 2001 and 14% ($874,000) and 16% ($1,946,000),
respectively, of the revenues for the three and six month periods ended December 31, 2000. Three customers accounted for 24% ($714,000), 16% ($483,000) and 8%
($237,000) of total revenues for the three months ended December 31, 2001 and 19% ($1,262,000), 16% ($1,101,000) and 11% ($747,000) of total revenues for the six months ended December 31, 2001, respectively. A customer accounted for 20% ($1,257,000) and 20% ($2,447,000) of the total revenues for the three and six month periods ended December 31, 2000.

4. INCOME TAXES. The provision for income taxes of $15,000 and $23,000 for the three and six months ended December 31, 2001 is attributable to local taxes and foreign withholding taxes.

5. COMPREHENSIVE LOSS. For the three and six months ended December 31, 2001 and 2000, respectively, comprehensive loss equaled net loss.

6. BANK LOAN. In March 1999, the Company secured a credit facility from a bank, bearing an annual interest at the bank's prime rate plus 2% (6.75% and 11.5% as of December 31, 2001 and 2000, respectively). The credit line is an asset-based facility, and as of December 31, 2001 the amount that can be borrowed under the loan is the lesser of $2.0 million or 75% of the eligible accounts receivable balances at any point in time. At December 31, 2001, $300,000 was available under the bank credit facility, and the Company owed $643,000 on this credit facility. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility was two years, and it was renewed on July 31, 2001 for one additional year. The credit facility is secured by essentially all of the assets of the Company.

7. PROMISSORY NOTES. In August, September and November 2001, the Company issued promissory notes to two related parties in an aggregate amount of $3.6 million, of which $3.6 million has been borrowed through December 31, 2001. The notes bear interest at a rate equal to the interest rate on the Company's bank loan, which bears annual interest at the bank's prime rate plus 2%. The principal and accrued interest are due on August 31, 2002. Prepayment of principal, together with accrued interest, may be made at any time without penalty. The notes are secured by the Company's accounts receivable, however such notes are subordinate to that amount owed under the Company's credit facility. The notes may be repaid in cash or equity by mutual agreement of the parties.

8. EQUITY. In December 2001, the Company adjusted the conversion price of the Series C convertible preferred stock and issued additional warrants as a result of the reset provision stipulated in the Series C preferred stock purchase agreement. The reset provision specifies that

                                INTELLICORP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

if the original conversion price ($1.125) is higher than the average closing bid price per share of the Company's common stock for the five trading days immediately preceding the six-month anniversary of the sale of the first share of Series C convertible preferred stock (the "average closing bid price"), the original conversion price would be reset. The reset price is designated as the higher of $0.84 or the average closing bid price per share of the Company's common stock for the five trading days immediately preceding the six-month anniversary of the sale of the first share of Series C convertible preferred stock, not to exceed $1.125. The six-month anniversary date was September 5, 2001 and the five trading days preceding the anniversary were August 28, 2001 thru August 31, 2001 and September 4, 2001. The average closing bid price for the aforementioned period was $0.71. Therefore, the conversion price was reset to $0.84 and resulted in the potential issuance of an additional 1,471,747 shares of common stock upon conversion and the issuance of an additional 367,936 warrants exercisable at $2.00. Also, an additional 162,666 warrants exercisable at $2.00 were issued as a result of filing the associated Registration Statement in a period longer than stipulated in the preferred stock agreement. The reset provisions resulted in an additional deemed dividend charge of $1.3 million, which was recorded, in the second quarter of fiscal 2002.

9. NET LOSS PER COMMON SHARE. Net loss per common share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as their effect is antidilutive.

10. REDUCTION-IN-FORCE. During the six months ended December 2001, the Company reduced its work force by 37% in order to align cash resources with projected expenses for fiscal year 2002. Estimated revenues were impacted by a downturn in the economy during 2001 calendar year. A total of 58 employees were affected by the reduction in force, which consisted of 38 technical professionals and 20 employees in marketing, general and administration. The cost of the reduction-in-force was approximately $581,000, entirely for severance pay. Of the $581,000, $322,000 was charged to cost of revenues, $39,000 was charged to research and development expenses and $220,000 was charged to marketing, general and administrative expenses.

11. DEEMED DIVIDEND. In March 2001, the Company consummated the sale of 4,880 shares of Series C convertible preferred stock from which the Company received proceeds of $4.88 million. On the date the investors were legally committed to purchase the shares, the purchase price per share of the equivalent common stock was less than the fair market value of the Company's common stock on that date. Accordingly, the difference between common stock equivalent price of $1.125 (the conversion price) and the fair market value of the underlying common shares or $1.3125 on the date the investors were legally committed to purchase the shares, has resulted in a beneficial conversion feature that has been recorded as a deemed dividend to the Series C preferred shareholders in March 2001. In addition, in accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the warrants attached to this preferred stock financing were valued using the Black Scholes model using the following assumptions: 0.85% volatility, 5% interest, and a term of 5 years. The value of the warrants together with the difference in fair market value on the commitment date together resulted in a deemed dividend of $1.7 million. The reset provision contemplated in the preferred stock purchase agreement required the Company to measure the value of the reset provision at the commitment date, and to record the resultant deemed dividend at the time the Company reset the conversion price. The additional deemed dividend of $1.3 million was recorded in December 2001.

The Company recorded the deemed dividend at the date of issuance and at the reset date by offsetting charges and credits to additional paid-in-capital, without any effect on total shareholders' equity. This charge was made against additional paid--in capital, as the Company did not have retained earnings from which it could have deducted a deemed dividend. The preferred stock dividend increases the net loss allocable to common shareholders in the calculation of basic and diluted net loss per common share for the quarter ended March 31, 2001 and for the quarter ended December 31, 2001. The guidelines set forth in the Emerging Issues Task Force Consensus No. 98-5 limit the amount of the deemed dividend to the amount of the proceeds of the related financing.

                                INTELLICORP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

12. RECENT PRONOUNCEMENTS. In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets".

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

The Company is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of July 1, 2002, however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, amortization of existing goodwill will cease as of July 1, 2002 and during fiscal 2003, the Company will perform the first of the required impairment tests of goodwill as of July 1, 2002. The Company is currently reviewing the impact that the adoption of these standards will have on its financial position and results of operations. As of December 31, 2001, the Company has a net carrying value of $612,000 in goodwill and no assembled workforce.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a segment of a business. SFAS 144 retains many of the provisions of SFAS 121, but significantly changes the criteria that would have to be met to classify an asset as held for disposal such that long-lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. The Company will adopt FAS 144 as of July 1, 2002 and it has not determined the effect, if any, the adoption of SFAS 144 will have on the Company's financial position and results of operations.

13. SUBSEQUENT EVENTS. In January 2002, the Company issued promissory notes to one related party in an aggregate amount of $400,000, of which $400,000 has been borrowed through January 31, 2002. The note bears interest at a rate equal to the interest rate on the Company's bank loan, which bears annual interest at the bank's prime rate plus 2%. The principal and accrued interest are due on August 31, 2002. Prepayment of principal, together with accrued interest, may be made at any time without penalty. The notes are secured by the Company's accounts receivable, however such notes are subordinate to that amount owed under the Company's credit facility. The notes may be repaid in cash or equity by mutual agreement of the parties.

In February 2002, the Company entered into an agreement with two related parties to repay approximately $4.2 million of short-term notes payable and accrued interest in common stock. The transaction shall involve the issuance of approximately 27.3 million shares of common stock. In addition during February 2002, the Company entered into a stock purchase agreement with the same related parties and two other investors to sell approximately 14.0 million shares of common stock

                                INTELLICORP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

for gross proceeds of $2.15 million. The price of the shares will be $0.154 or a 10% premium to the closing price of common shares on the date of the transaction. Repayment of approximately $3.95 million of the notes will be subject to the shareholder approval.

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

In the past year we changed our focus to solutions, which combine a mix of software products and consulting services that help Fortune 2000 companies rapidly enter the world of conducting electronic business (eBusiness) on the Internet. These consulting solutions provide SAP, AG customers with an eBusiness strategy that maximizes their enterprise resource planning (ERP) investment and minimizes integration and data management issues associated with implementing software packages that combine the best applications from many different vendors to create the best product of its type (best-of-breed software). We began to explore other strategic business opportunities, including entering into an agreement with SAP, AG to assist them with the development of SAP's Internet Pricing and Configurator (IPC) program. We also were selected to implement this program for three of SAP AG's major customers due to our extensive knowledge of a variety of SAP AG's software applications. From this experience and from analysis of the growing market for consulting services attuned to the relationships of business with our customers, we believe that the revenue stream in the implementation services area would be more predictable in the near term than in the software license products area. In addition, we determined that our unique understanding of SAP's business planning system allowed us to expand beyond providing implementation services for SAP AG's customer management applications to providing those services to other vendors of software such as Siebel and Cybrant directed at the business-customer relationship. As part of this strategy, we found new opportunities to sell our business management tools and applications to enable our business customers to consolidate and/or align our business management systems with the newer customer management applications.

Based on our recent change to a combination of software license products, consulting and combined solutions, our revenue mix in any short span of time may prove volatile as we accommodate our customer's specific and immediate needs. The dynamic nature of the market, especially as ERP upgrades become available and potential customers continue to delay the purchase and/or implementation of CRM applications, may result in a dynamic situation whereby the mix to services and products could vary significantly quarter-to-quarter. The operating margins for software license products are substantially higher than the operating margins for our consulting services. This disparity is principally due to the low cost of materials, royalties, and other costs associated with our software license products, as compared to the relatively high personnel costs (including the higher cost of using outside consultants) incurred in providing consulting services. Our operating margins have in the past and may, in the future, vary significantly as a result of changes in the proportion of revenues attributable to software license products and consulting services. Should the proportion of licensing revenues increase relative to our consulting services, our overall margins will increase accordingly. Our overall operating margins may thus be higher than those for consulting services companies that do not derive such a percentage of revenues from license product sales.

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

QUARTERLY RESULTS

The following table presents the Company's financial results by quarter for fiscal 2001 and first two quarters of fiscal 2002. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                  QUARTER ENDED
                          STATEMENT OF OPERATIONS DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       FISCAL 2001                               FISCAL 2002
                                    --------------------------------------------------      ----------------------
                                    SEPT. 30      DEC. 31       MAR. 31       JUNE 30       SEPT. 30      DEC. 31
                                    --------      --------      --------      --------      --------      --------
Revenues:
  Consulting services               $  3,713      $  4,354      $  5,784      $  4,404      $  2,814      $  2,427
  Software license                     1,590         1,375           732         1,063           407           186
  License support                        730           706           568           594           506           410
                                    --------      --------      --------      --------      --------      --------
      Total Revenues                   6,033         6,435         7,084         6,061         3,727         3,023

Cost and Expenses:
  Cost of revenues:
    Consulting services                2,817         2,848         3,770         4,683         2,978         1,937
    Software license                     192           297           149           288           137           134
    License support                       99            86            92            95            97            74
    Research and development             639           621           850           787           771           555
    Marketing, general, and
      Administrative                   3,590         3,173         3,612         3,921         3,263         2,762
                                    --------      --------      --------      --------      --------      --------
      Total costs and expenses         7,337         7,025         8,473         9,774         7,246         5,462

Loss from operations                  (1,304)         (590)       (1,389)       (3,713)       (3,519)       (2,439)
Other Income (expense), net              (35)         (127)            8           (99)           38          (107)
                                    --------      --------      --------      --------      --------      --------
Loss before provision for
  income taxes                        (1,339)         (717)       (1,381)       (3,812)       (3,481)       (2,546)

Provision for income taxes                --            --             6            (9)            8            15
                                    --------      --------      --------      --------      --------      --------
Net loss                            $ (1,339)     $   (717)     $ (1,387)     $ (3,803)     $ (3,489)     $ (2,561)
                                    ========      ========      ========      ========      ========      ========
Series A, Series B and Series C
  Preferred stock dividends             (133)         (134)         (129)         (253)         (232)         (231)
                                    --------      --------      --------      --------      --------      --------

Deemed Dividend for
  Beneficial Conversion
  on Series C Preferred stock             --            --        (1,703)           --            --        (1,259)

Net loss applicable to
  common shareholders               $ (1,472)     $   (851)     $ (3,219)     $ (4,056)     $ (3,721)     $ (4,051)
                                    ========      ========      ========      ========      ========      ========

Basic and diluted net loss per
  common share                      $  (0.07)     $  (0.04)     $  (0.15)     $  (0.19)     $  (0.17)     $  (0.19)
                                    ========      ========      ========      ========      ========      ========

Shares used in computing basic
  and diluted net loss per common
  share                               20,043        21,101        21,704        21,731        21,763        21,775
                                    ========      ========      ========      ========      ========      ========

The geographic breakdown of revenue is as follows:

                               Three months ended            %             Six months ended             %
(In thousands)                    December 31,             Change             December 31,            Change
                              ---------------------       --------       ---------------------       --------
                                2001         2000                          2001         2000
                              --------     --------                      --------     --------
North America                 $  2,233     $  4,665            (52)%     $  5,166     $  8,875            (42)%
United Kingdom                     397          782            (49)%          802        1,880            (57)%
Germany                            117          173            (32)%          344          391            (12)%
France                             258          784            (67)%          404        1,194            (66)%
Pacific Rim/Latin America           18           31            (42)%           34          128            (73)%
                              --------     --------       --------       --------     --------       --------
    Total revenue             $  3,023        6,435            (53)%        6,750     $ 12,468            (46)%

The geographic revenue as a percentage of revenue is as follows:

                                 Three months ended     Six months ended
                                    December 31,          December 31,
                                 ------------------     ----------------
                                 2001          2000     2001        2000
                                 ----          ----     ----        ----
North America                      74%           72%      77%         71%
United Kingdom                     13%           12%      12%         15%
Germany                             4%            3%       5%          3%
France                              9%           12%       6%         10%
Pacific/Latin America               0%            1%       0%          1%
                                  ---           ---      ---         ---
    Total                         100%          100%     100%        100%


COMPARISON OF THE SECOND QUARTER ENDED DECEMBER 31, 2001 AND 2000

Revenues: The Company's total revenue is derived from three sources all related to providing a suite of consulting services and software license products to the SAP community: consulting services, software license products, and software license product support. Total revenues were $3,023,000 and $6,435,000, for the three months ended December 31, 2001 and 2000, respectively. This represents a 53% decrease in total revenue for the comparable quarters. The revenue mix changed substantially in that software license as a percentage of total revenue decreased to 6% from 21%. Consulting services increased as a percentage of total revenue to 80% from 68%. License support remained relatively flat at 14% compared to 11% of total revenues in the same prior year period.

Consulting services revenues, which includes training revenues, were $2,427,000 and $4,354,000 for the three month periods ended December 31, 2001 and 2000, respectively, which is a decrease of 44% compared to the same period in the prior year. The decrease is primarily due to overall economic conditions and impact by the events of September 11, 2001. Additionally, due to economic conditions in Europe a plan was put in place during the quarter to curtail the European CRM consulting business.

Software license product revenues were $186,000 and $1,375,000 for the three month periods ended December 31, 2001 and 2000, respectively. This 86% decrease in software license revenues is primarily attributable to customer project postponements due to constraints on information technology spending resulting from current economic conditions in the large manufacturing market segment and increased price competition.

Software license product support revenue were $410,000 and $706,000 for the three month periods ended December 31, 2001 and 2000, respectively, which is a decrease of 42% compared to the same period in the prior year. The decrease is primarily due to lower than expected past consumer support maintenance renewals related to LiveInterface and LiveModel software products and lower overall license sales in the quarter ended December 31, 2001.

Gross Margins: Gross margin, as a percentage of total revenues for the three months ended December 31, 2001 was 29% compared to 50% in the same period in the prior year. Consulting services margin was 20% for the three months ended December 31, 2001, compared to 35% in the same period in the prior year. The decrease is primarily due to declining overall revenue per consulting headcount and severance expense of $177,000 incurred during the quarter, which were not incurred in the same quarter last year. The software license product gross margin was 28% for the three months ended December 31, 2001, compared to 78% for the same prior year period. The net decrease in software license product margins is due to the decrease in software license revenue and relatively higher costs of license for fixed intangible amortization costs related to our acquisition of UPI technology which is offset by a decrease in license sales without royalty costs compared to license sales with royalty costs. Software license product support margin was 82% for the three months ended December 31, 2001 compared to 88% for the same prior year period. The decrease is primarily related to fewer license sales.

Research and Development (R&D): R&D expenses decreased $66,000 during the three months ended December 31, 2001 from the same prior year period. The decrease is attributable to transitioning software products development to an outside source and a decrease in R & D department headcount. R&D expenses, as a percentage of total revenues for the three months ended December 31, 2001 was 18% compared to 10% in the same prior year period primarily due to the lower revenue in the current fiscal quarter.

Marketing, General and Administrative: Marketing, general and administrative expenses decreased $411,000 during the three months ended December 31, 2001 compared to the same prior year period. The decrease is primarily due to decreased headcount in the sales and marketing departments resulting from the Company's reorganization. Overall, as a percentage of revenues, marketing, general and administrative expenses was 91% for the three months ended December 31, 2001, compared to 49% of revenues for the same period in the prior year. The increase as a percentage of revenue is primarily due to the lower levels of revenue in the current fiscal quarter.

Other Income and Expense: Other income and expense, net, which includes interest income and expense, decreased $20,000 for the three months ended December 31, 2001 compared with the same period in the prior year. The decrease is primarily due to decreased losses related to foreign currency exchanges, increased interest expense from short term notes payable and decreased interest expense from bank borrowings.

Provision for Income Taxes: The provision for income taxes was $15,000 for the three months ended December 31, 2001. The taxes are primarily related to foreign withholding taxes and state and local taxes. No such provision was made in the same prior year period.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenues: The Company's total revenue is derived from three sources: consulting services, software license products, and software license product support. Total revenues were $6,750,000 and $12,468,000, for the six months ended December 31, 2001 and 2000, respectively. This represents a 46% decrease for the six months period ended December 31, 2001 compared to the same prior year period. The revenue mix changed substantially in that software license as a percentage of total revenue decreased to 9% from 24%. Consulting services increased as a percentage of total revenue to 78% from 65%. License support remained relatively flat at 14% compared to 12% of total revenues in the same prior year period.

Consulting services revenues, which includes training revenues, were $5,241,000 and $8,067,000 for the six month periods ended December 31, 2001 and 2000, respectively, which is a decrease of 35% compared to the same period in the prior year. The decrease is primarily due to overall economic conditions and the impact of the events of September 11, 2001. Additionally, due to economic conditions in Europe, a plan was put in place during the current period to curtail the European CRM consulting business.

Software license product revenues were $593,000 and $2,965,000 for the six month periods ended December 31, 2001 and 2000. This 80% decrease in software license revenues is primarily attributable to customer project postponements and increased price competition.

Software license product support revenues were $916,000 and $1,436,000 for the six month periods ended December 31, 2001 and 2000, respectively, which is a decrease of 36% compared to the same period in the prior year. The decrease is primarily due to fewer overall license sales and lower than expected past consumer support maintenance renewals.

Gross Margins: Gross margin, as a percentage of total revenues for the six months ended December 31, 2001 was 21% compared to 49% in the same period in the prior year. Consulting services margin was 6% for the six months ended December 31, 2001, compared to 30% in the same period in the prior year. The decrease in consulting services margins compared to the prior year is due primarily to declining overall revenue per consultant and severance expense of $313,000 recorded in the six month period ended December 31, 2001 with no similar costs recorded in the same period last year. The software license product gross margin was 54% for the six months ended December 31, 2001, compared to 84% for the same prior year period. The net decrease in software license product margins is due to the decrease in software license revenue and relatively higher costs of license related to fixed intangible amortization costs related to our acquisition of UPI technology which is offset by a decrease in license sales without royalty costs compared to license sales with royalty costs. Software license product support margin was 81% for the six months ended December 31, 2001 compared to 87% for the same prior year period. The decrease in the six months in fiscal 2002 over the prior year period is primarily due to fewer license sales.

Research and Development (R&D): R&D expenses increased $66,000 during the six months ended December 31, 2001 from the same prior year period. The net increase is attributable to transitioning software products from development to production, transitioning software products development to an outside source, severance expense of $39,000 and decrease in R & D department headcount. R&D expenses, as a percentage of total revenues for the six months ended December 31, 2001 was 20% compared to 10% in the same prior year period, primarily due to the lower revenue in the current year period.

Marketing, General and Administrative: Marketing, general and administrative expenses decreased $738,000 during the six months ended December 31, 2001, compared to the same prior year period. The decrease is primarily due to reduction in head count in the sales and marketing departments resulting from the Company's reorganization. In total, marketing, general and administrative expenses, as a percentage of total revenues for the six months ended December 31, 2001 was 89% compared to 54% in the same prior year period. The increase as a percentage of revenue is primarily due to lower revenue in the current year period.

Other Income and Expense: Other income and expense, net, which includes interest income and expense, decreased $93,000 for the six months ended December 31, 2001 compared with the same period in the prior year. The net decrease is primarily due to the net of forgiveness of accrued third party royalties, decreased losses related to foreign currency exchange, increased interest expense from short term notes payable and decreased interest expense from bank borrowings.

Provision for Income Taxes: The provision for income taxes was $23,000 for the six months ended December 31, 2001. The taxes are primarily related to foreign withholding taxes and state and local taxes. No such provision was made in the same prior year period.

BOOKINGS AND BACKLOG

CRM bookings were $1.3 million and $4.8 million for the second quarter of fiscal 2002 and 2001, respectively, and $2.0 million and $6.9 million for the six months ended December 31, 2001 and 2000, respectively. Bookings were derived primarily from CRM consulting services to large manufacturing and commercial companies. At the end of the second quarter of fiscal 2002 and 2001, backlog stood at $1.2 million and $5.2 million, respectively. The Company's booking and backlog are largely dependent upon continued business in the CRM marketplace.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, cash, cash equivalents and short-term investments were $591,000 compared to $2,639,000 at June 30, 2001.

Cash used in operations was $4,125,000 during the six months ended December 31, 2001, compared to $2,653,000 used in the same period of the prior year. The increase in cash used in operations is primarily due to the increase in net losses, offset by a decrease in accounts receivable and the decrease in deferred revenue as compared to the same period in the prior year.

Cash used by investing activities was $28,000 in the six months ended December 31, 2001 compared to $87,000 used by investing activities in the same period in the prior year. The decrease in cash used by investing activities is due to the decreased purchasing of property and equipment.

Cash provided by financing activities was $2,105,000 for the six months ended December 31, 2001 compared to $2,897,000 provided in financing activities in the same prior year period. The decrease in cash provided by financing activities was due to a decrease in equity funding and the decreased draw down of the Company's revolving bank credit line, partially offset by an increase in cash provided by short term notes payable.

The Company's available cash resources at December 31, 2001 include $591,000 in cash and cash equivalents, a bank credit facility and an equity financing signed in February 2002. The bank credit facility consists of the lesser of $2.0 million or 75% of eligible accounts receivable balances at any point in time. At December 31, 2001, the Company owed $643,000 million on the bank credit. The initial term of this facility was two years, and it was renewed on July 31, 2001 for one additional year. The credit facility is secured by essentially all of the assets of the Company. The equity financing facility signed in February 2002 provides the Company with net additional cash of $2.15 million for funding working capital needs. The Company's promissory notes to related parties have a balance of approximately $4.2 million, including interest accrued, and will be repaid in the Company's common stock in February, 2002. Repayment of approximately $3.95 million of the notes will be subject to the shareholder approval.

Management believes that cash on hand together with cash generated from operations and available funds under the promissory notes and equity financing signed in 2002, will be sufficient to fund the Company's cash requirements through at least June 30, 2002. However, if anticipated revenues and continued cost containment measures for fiscal 2002 do not meet management's expectations, and additional financing described above the amounts secured are not available, management has the ability and intent to further reduce certain planned expenditures and continue to curtail operations significantly.

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

At the time of acquisition, revenues for developed and core technology were estimated for the remainder of fiscal 1998 through fiscal 2004. As of the end of the second quarter of fiscal 2002, the Company believes that total revenues over the life of the product will not differ to such an extent as to require a devaluation of the current carrying value of the intangible assets. It should be noted that while revenues allocated to the developed and in-process technologies are expected to individually phase down over time (consistent with normal software product life cycles), the composite revenue attributed to all applications integration products and technologies (including future follow-on technologies) is planned to continue growing in the foreseeable future.

PART II.       OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) On December 4, 2001, the Registrant held its Annual Meeting of stockholders.

b) As listed below, all of management's nominees for directors were elected at the meeting:

        -------------------------- ----------------- ------------------------
             Name of Nominee       No. of Votes For   No. of Votes Withheld
        -------------------------- ----------------- ------------------------
        Arthur W. Berry               20,184,936             587,265
        Elmer F. Fisher               20,185,136             587,065
        Kenneth H. Haas               20,092,073             680,128
        Robert A. Lauridsen           20,096,998             675,203
        Raymond Moreau                20,185,136             587,065
        Norman J. Wechsler            20,147,386             624,815
        -------------------------- ----------------- ------------------------

c) The proposal to approve the issuance of our securities in connection with a private financing was approved with 11,458,892 shares voting in favor, 8,615,561 broker non-votes, 603,082 voting against and 94,666 shares abstaining.

d) The proposal to approve the amendment of our Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock by 100,000,000 was approved with 19,523,155 shares voting in favor, 0 broker non-votes, 1,176,172 voting against and 72,874 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits

             None

b)      Reports on Form 8-K

             No reports have been filed for the quarter ended December 31, 2001.

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

Date: February 14, 2002