Form 10QSB
period 2002-03-31
INTELLICORP INC
filed 2002-05-20
CIK 730169

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 0-13022

INTELLICORP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	94-2756073
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1975 El Camino Real West
Mountain View, California 94040-2216
(Address of principal executive offices)
(Zip Code)

(650) 965-5500
(Issuer’s telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Outstanding as of
Class	May 1, 2002

Common stock, $.001 par value	62,565,581 shares

This document is comprised of 19 pages.

		Page

PART I. FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-9
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-17
PART II. OTHER INFORMATION
Item 1	Legal Proceedings	18
Item 6	Exhibits and Reports on Form 8-K	18
SIGNATURE		19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLICORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
(In thousands)	2002	2001(1)

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$326	$2,639
Accounts receivable, net	1,942	5,966
Other current assets	677	671

Total current assets	2,945	9,276
Property and equipment, net	324	603
Purchased intangibles, net	1,082	1,472
Other assets	123	143

	$4,474	$11,494

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,361	$2,381
Accrued compensation	1,178	1,639
Accrued royalties	21	284
Other current liabilities	1,342	1,702
Bank loan	242	1,640
Short term notes payable	3,750	—
Deferred revenues	709	1,081

Total current liabilities	8,603	8,727
Stockholders’ equity:
Preferred stock	1	1
Common stock	22	22
Additional paid — in capital	75,738	73,369
Accumulated deficit	(79,890)	(70,625)

Total stockholders’ equity	(4,129)	2,767

	$4,474	$11,494

(1)	The consolidated balance sheet at June 30, 2001, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands, except
per share amounts)	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues:
Consulting services	$1,759	$5,784	$7,000	$13,851
Software license	444	732	1,037	3,697
License support	372	568	1,288	2,004

Total revenues	2,575	7,084	9,325	19,552

Costs and expenses:
Cost of revenues:
Consulting services	1,876	3,770	6,791	9,435
Software license	150	149	421	638
License support	59	92	230	277
Research and development	565	850	1,891	2,110
Sales, marketing, general, and administrative	2,279	3,612	8,304	10,375

Total costs and expenses	4,929	8,473	17,637	22,835

Loss from operations	(2,354)	(1,389)	(8,312)	(3,283)
Other income (expense), net	(166)	8	(235)	(154)

Loss before provision for income taxes	(2,520)	(1,381)	(8,547)	(3,437)
Provision for income taxes	6	6	29	6

Net loss	$(2,526)	$(1,387)	$(8,576)	$(3,443)

Series A, Series B and Series C Preferred stock dividends	(226)	(129)	(689)	(396)
Beneficial conversion dividend Series C Preferred Stock	—	(1,703)	(1,259)	(1,703)

Net loss applicable to common shareholders	$(2,752)	$(3,219)	$(10,524)	$(5,542)

Basic and diluted net loss per common share	$(0.12)	$(0.15)	$(0.46)	$(0.26)

Shares used in computing basic and diluted net loss per common share	23,115	21,704	22,768	20,944

See accompanying notes.

INTELLICORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	March 31,

(in thousands)	2002	2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(8,576)	$(3,443)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation and amortization	653	725
Loss on disposal of assets	63	6
Abandoned software written-off	—	247
Changes in assets and liabilities:
Accounts receivable	4,024	(1,484)
Other current assets	(6)	575
Other assets	20	(24)
Accounts payable	(1,020)	384
Accrued compensation	(461)	192
Other current liabilities	(623)	59
Deferred revenues	(372)	(661)

Net cash used in operating activities	(6,298)	(3,424)

Cash flows from investing activities:
Expenditures for property and equipment	(47)	(202)

Net cash used in investing activities	(47)	(202)

Cash flows from financing activities:
Net (repayments) borrowings under bank credit line	(1,398)	1,317
Cash received from issuance of short-term notes payable	3,750	—
Payment of dividends	(689)	(396)
Cash paid for issuance costs related to sales of preferred stock	(61)	4,880
Cash received from sales of common stock	2,430	1,455

Net cash provided by financing activities	4,032	7,256

(Decrease)/Increase in cash and cash equivalents	(2,313)	3,630
Cash and cash equivalents, beginning of period	2,639	2,240

Cash and cash equivalents, end of period	$326	$5,870

See accompanying notes.

IntelliCorp, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Interim Financial Data (Unaudited). The unaudited condensed consolidated financial statements for IntelliCorp, Inc. (the “Company” or “IntelliCorp”) as of March 31, 2002 and for the three and nine months ended March 31, 2002 and 2001 have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001.

The Company’s balance sheet as of March 31, 2002 was derived from the Company’s audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

2. Significant Customers. A related party accounted for less than 1% ($9,000) and 5% (472,000), respectively, of the total revenues for the three and nine month periods ended March 31, 2002 and 10% ($730,000) and 14% ($2,677,000), respectively, of the revenues for the three and nine month periods ended March 31, 2001. Two customers accounted for 30% ($760,000) and 19% ($482,000) of total revenues for the three months ended March 31, 2002. Three customers accounted for 22% ($2,022,000), 17% ($1,583,000) and 8% ($747,000) of total revenues for the nine months ended March 31,2002, respectively. This compares to one customer accounting for 18% ($1,257,000) and 19% ($3,722,000) of the total revenues for the three and nine months ended March 31, 2001.

3. Income Taxes. The provision for income taxes of $6,000 and $29,000 for the three and nine months ended March 31, 2002 is attributable to local taxes and foreign withholding taxes. The provision for income taxes of $6,000 and $6,000 for the three and nine months ended March 31, 2001 is attributable to local taxes.

4. Comprehensive Loss. For the three and nine months ended March 31, 2002 and 2001, respectively, comprehensive loss equaled net loss.

5. Bank Loan. In March 1999, the Company secured a credit facility from a bank, bearing an annual interest at the bank’s prime rate plus 2% (6.75% and 10.3% as of March 31, 2002 and 2001, respectively). The credit line is an asset-based facility, and as of March 31, 2002 the amount that can be borrowed under the loan is the lesser of $2.0 million or 75% of the eligible accounts receivable balances at any point in time. At March 31, 2002, the Company owed $242,000 on this credit facility. The amounts collected from outstanding, eligible accounts receivable balances are remitted to the bank as loan payments when such amounts are received. The initial term of this facility was two years, and it was renewed on July 31, 2001 for one additional year. The credit facility is secured by essentially all of the assets of the Company.

6. Promissory Notes. In September 2001, November 2001 and January 2002, the Company entered into agreements with two related parties under which the Company can borrow up to $4.0 million, of which $4.0 million has been borrowed through March 31, 2002. The notes bear interest at a rate equal to the interest rate by the “Senior Lender” (currently defined as Silicon Valley Bank), which bears annual interest at the bank’s prime rate plus 2%. The principal and accrued interest are due on August 31, 2002. Prepayment of principal, together with accrued interest, may be made at any time without penalty. The notes are secured by the Company’s accounts receivable, however such notes are subordinate to that amount owed under the Senior Lender credit facility. The notes may be repaid in cash or equity by mutual agreement of the parties. In February 2002, 1,648,174 shares of common stock were issued for repayment of $250,000 promissory note and accrued interest. (See Subsequent Events, Note 12.)

IntelliCorp, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(unaudited)

7. Equity. In December 2001, the Company adjusted the conversion price of the Series C convertible preferred stock and issued additional warrants as a result of the reset provision stipulated in the Series C preferred stock purchase agreement. The reset provision specifies that if the original conversion price ($1.125) is higher than the average closing bid price per share of the Company’s common stock for the five trading days immediately preceding the six-month anniversary of the sale of the first share of Series C convertible preferred stock (the “average closing bid price”), the original conversion price would be reset.

The reset price is designated as the higher of $0.84 or the average closing bid price per share of the Company’s common stock for the five trading days immediately preceding the six-month anniversary of the sale of the first share of Series C convertible preferred stock, not to exceed $1.125. The six-month anniversary date was September 5, 2001 and the five trading days preceding the anniversary were August 28, 2001 thru August 31, 2001 and September 4, 2001. The average closing bid price for the aforementioned period was $0.71. Therefore, the conversion price was reset to $0.84 and resulted in the potential issuance of an additional 1,471,747 shares of common stock upon conversion and the issuance of an additional 367,936 warrants exercisable at $2.00. Also, an additional 162,666 warrants exercisable at $2.00 were issued as a result of filing the associated Registration Statement in a period longer than stipulated in the preferred stock agreement. The reset provisions resulted in an additional deemed dividend charge of $1.3 million, which was recorded, in the second quarter of fiscal 2002.

In October 2001, the Company issued 383,203 stock options at an average exercise price of $0.42 per share, based on the fair market value of the common stock on the grant date, which expire in ten years, to various employees as a bonus in lieu of a cash payment. In addition, in December 2001, the Company issued 535,000 stock options at an average exercise price of $0.31 per share, based on the fair market value of the common stock on the grant date, which expire in ten years, to various employees.

8. Net Loss per Common Share. Net loss per common share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as their effect is antidilutive.

9. Reduction-In-Force. During the nine months ended March 2002, the Company reduced its work force by 40% in order to align cash resources with projected expenses for fiscal year 2002. Estimated revenues were impacted by a downturn in the economy during 2001 calendar year. A total of 64 employees were affected by the reduction in force, which consisted of 44 technical professionals and 20 employees in marketing, general and administration. The cost of the reduction-in-force was approximately $681,000, entirely for severance pay. Of the $681,000, $422,000 was charged to cost of revenues, $39,000 was charged to research and development expenses and $220,000 was charged to marketing, general and administrative expenses.

10. Deemed Dividend. In March 2001, the Company consummated the sale of 4,880 shares of Series C convertible preferred stock from which the Company received proceeds of $4.88 million. On the date the investors were legally committed to purchase the shares, the purchase price per share of the equivalent common stock was less than the fair market value of the Company’s common stock on that date. Accordingly, the difference between common stock equivalent price of $1.125 (the conversion price) and the fair market value of the underlying common shares or $1.3125 on the date the investors were legally committed to purchase the shares, has resulted in a beneficial conversion feature that has been recorded as a deemed dividend to the Series C preferred shareholders in March 2001. In addition, in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the warrants attached to this preferred stock financing were valued using the Black Scholes model using the following assumptions: 0.85% volatility, 5% interest, and a term of 5 years. The value of the warrants together with the difference in fair market value on the commitment date together resulted in a deemed dividend of $1.7 million. The reset provision contemplated in the preferred stock purchase agreement required the Company to measure the value of the reset provision at the commitment date, and to record the resultant deemed dividend at the time the Company reset the conversion price. The additional deemed dividend of $1.3 million was recorded in December 2001.

IntelliCorp, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(unaudited)

The Company recorded the deemed dividend at the date of issuance and at the reset date by offsetting charges and credits to additional paid-in-capital, without any effect on total shareholders’ equity. This charge was made against additional paid in capital, as the Company did not have retained earnings from which it could have deducted a deemed dividend. The preferred stock dividend increases the net loss allocable to common shareholders in the calculation of basic and diluted net loss per common share for the quarter ended March 31, 2001 and for the quarter ended December 31, 2001. The guidelines set forth in the Emerging Issues Task Force Consensus No. 98-5 limit the amount of the deemed dividend to the amount of the proceeds of the related financing.

11. Recent Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board issued SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”.

SFAS 141 supercedes Accounting Principles Board Opinion No. 16, (Business Combinations “APB 16”). The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

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

The Company is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of July 1, 2002, however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, amortization of existing goodwill will cease as of July 1, 2002 and during fiscal 2003, the Company will perform the first of the required impairment tests of goodwill as of July 1, 2002. The Company is currently reviewing the impact that the adoption of these standards will have on its financial position and results of operations. As of March 31, 2002, the Company has a net carrying value of $544,000 in goodwill and no assembled workforce.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a segment of a business. SFAS 144 retains many of the provisions of SFAS 121, but significantly changes the criteria that would have to be met to classify an asset as held for disposal such that long-lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. The Company will adopt FAS 144 as of July 1, 2002 and it has not determined the effect, if any, the adoption of SFAS 144 will have on the Company’s financial position and results of operations.

12. Subsequent Events. On November 16, 2001, the Company received notice from Nasdaq that they were reviewing the Company’s eligibility for continued listing on the Nasdaq SmallCap market. On February 7, 2002, the Company received a Nasdaq Staff Determination indicating that it fails to comply with the net tangible assets or the minimum stockholders’ equity requirements for continued listing, and that its securities are, therefore, subject to delisting from the Nasdaq SmallCap Market. The Company appeared at a hearing before the Nasdaq Listing Qualifications Panel held on March 21, 2002 to review the Staff Determination.

IntelliCorp, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(unaudited)

On April 11, 2002, the Company received notice from Nasdaq that its common stock would be delisted from the Nasdaq Stock Market, effective with the open of business on April 12, 2002. The delisting was a result of IntelliCorp’s failure to meet Nasdaq’s continued listing requirements. IntelliCorp’s common stock is trading on the Over-the-Counter Bulletin Board (OTC).

On April 30, 2002, shareholders approved the repayment of the approximately $3.75 million of notes along with $127,000 accrued interest and the $2.0 million equity transaction by issuance of common stock at a fixed price per share of $0.154. This resulted in the issuance of 25,172,549 shares of common stock for the repayment of $3,876,572 for the short-term notes and interest and 12,987,013 shares of common stock were issued for the $2.0 million equity transaction.

Pro forma changes to Balance Sheet (presuming Shareholder Approval had been received prior to March 31, 2002)

	As Reported	Adjustment	Pro Forma

Other current liabilities	$1,342	$(127)	$1,215
Short term notes payable	3,750	(3,750)	0
Additional paid — in capital	75,738	5,877	81,615
Total stockholders’ equity	$(4,129)	$5,877	$1,748

In April 2002, the Company entered into an agreement with a related party under which the Company can borrow up to $1.6 million, of which $1.1 million has been borrowed through April 30, 2002. The notes bear interest at a rate equal to the interest rate by the Senior Lender, which bears annual interest at the bank’s prime rate plus 2%. The principal and accrued interest is due on April 30, 2003. Prepayment of principal, together with accrued interest, may be made at any time without penalty. Interest hereon shall accrue at a rate equal to that charged by the Senior Lender under the Borrower’s receivable line with the Senior Lender. If there is no Senior Lender, interest hereon shall accrue at a rate equal to the prime rate, as published in the Wall Street Journal, plus 2 percent. The principal and any interest due and payable under this note shall be secured by the Borrower’s worldwide accounts receivable, however, only to the extent that all obligations of the primary security holder, Senior Lender are satisfied in full. The notes may be repaid in cash or equity by mutual agreement of the parties.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We offer a combination of customized consulting services and solutions to help our customers align disparate customer channels, including the Internet, wireless, contact centers, and field sales with “back-office” processes such as manufacturing, order fulfillment, order management, logistics, human resources, distribution, and accounting.

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

In the past year we changed our focus to solutions, which combine a mix of software products and consulting services that help Global 2000 companies rapidly enter the world of conducting electronic business (eBusiness) on the Internet. These consulting solutions provide SAP, AG customers with an eBusiness strategy that maximizes their enterprise resource planning (ERP) investment and minimizes integration and data management issues associated with implementing software packages that combine the best applications from many different vendors to create the best product of its type (best-of-breed software). Beginning fiscal year 2000, we began to explore other strategic business opportunities, including entering into an agreement with SAP, AG to assist them with the development of SAP’s Internet Pricing and Configurator (IPC) program. We also were selected to implement this program for three of SAP AG’s major customers due to our extensive knowledge of a variety of SAP AG’s software applications. From this experience and from analysis of the growing market for consulting services attuned to the relationships of business with our customers, we believe that the revenue stream in the implementation services area would be more predictable in the near term than in the software license products area. In addition, we determined that our unique understanding of SAP’s business planning system allowed us to expand beyond providing implementation services for SAP AG’s customer management applications to providing those services to other vendors of software such as Siebel and Cybrant directed at the business-customer relationship. As part of this strategy, we found new opportunities to sell our business management tools and applications to enable our business customers to consolidate and/or align our business management systems with the newer customer management applications.

Based on our recent change to a combination of software license products, consulting and combined solutions, our revenue mix in any short span of time may prove volatile as we accommodate our customer’s specific and immediate needs. The dynamic nature of the market, especially as ERP upgrades become available and potential customers continue to delay the purchase and/or implementation of CRM applications, may result in a dynamic situation whereby the mix to services and products could vary significantly quarter-to-quarter. The operating margins for software license products are substantially higher than the operating margins for our consulting services. This disparity is principally due to the low cost of materials, royalties, and other costs associated with our software license products, as compared to the relatively high personnel costs (including the higher cost of using outside consultants) incurred in providing consulting services. Our operating margins have in the past and may, in the future, vary significantly as a result of changes in the proportion of revenues attributable to software license products and consulting services. Should the proportion of licensing revenues increase relative to our consulting services, our overall margins will increase accordingly. Our overall operating margins may thus be higher than those for consulting services companies that do not derive such a percentage of revenues from license product sales.

Other than statements of historical fact, the statements made in this quarterly report are hereby identified as forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Statement of Operations Data” and “Liquidity and Capital Resources” below and in “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

In particular, it is important to note that achievement of revenue goals is affected by numerous factors beyond the Company’s control, including competitors’ product introductions, market price competition and market acceptance of the Company’s consulting and software license products. Historical results of the Company may not be indicative of future operating results. As a result, or if our spending plans materially change, we may find it necessary to seek to obtain additional sources of financing to support our capital needs, but we cannot assure you that a financing will be available on commercially reasonable terms, or at all.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgements and assumptions are continually evaluated based on available information and experience, however actual amounts could differ from those estimates.

Revenue Recognition

Our revenues are derived from license fees for our software products and fees for services complementary to our products, including software maintenance, consulting and training. Fees for CRM services generally are charged separately from the consulting fees related to our software products.

Effective for contracts entered into starting July 1, 1998, we recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Based on our reading and interpretation of these SOPs, we believe that our current sales contract terms and business arrangements have been properly reported. However, the AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize maintenance revenues from ongoing customer support and product upgrades ratably over the term of the applicable maintenance agreement, which is typically twelve months. Generally, we receive payments for maintenance fees in advance and they are nonrefundable. We recognize revenues for consulting and training generally when the services are performed.

For agreements with multiple elements, such as license, maintenance, training and consulting services, we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are based on separate sales of these items to other customers. Fair value of services, such as training and consulting, is based upon separate sales of these services to other customers. Any remaining amount is allocated to the delivered elements and recognized as revenue when the conditions set forth above are met.

Allowance for Doubtful Accounts

Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and age of the receivables balances when evaluating the adequacy of the allowance for doubtful accounts.

Goodwill and Intangible Assets.

We have significant intangible assets, including goodwill. The determination of the estimate useful lives and weather or not these assets are impair involves significant judgments. We periodically evaluate acquired goodwill and intangible assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performances of the acquired assets. In assessing the recoverability of these assets, we must make assumptions regarding estimated future cash flow and other factors. If these estimates and related assumptions change in the future, significant impairment charges may be recorded in-future periods.

Purchased Intangible Assets

On January 23, 1998, the Company purchased the rights to the Universal Portable Interface (“UPI”) technology. This technology consisted of the intellectual and proprietary property comprised of UPI and included all related copyrights, processes, designs, formulas, inventions, trade secrets, know-how, technology, methodologies, principles of operations flow charts, schematics, codes and databases.

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

QUARTERLY RESULTS

The following table presents the Company’s financial results by quarter for the last three quarters of fiscal 2001 and first three quarters of fiscal 2002. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

Quarter Ended
Statement of Operations Data
(in thousands, except Per share amounts)

	Fiscal 2001			Fiscal 2002

	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31

Revenues:
Consulting services	$4,354	$5,784	$4,404	$2,814	$2,427	$1,759
Software license	1,375	732	1,063	407	186	444
License support	706	568	594	506	410	372

Total revenues	6,435	7,084	6,061	3,727	3,023	2,575
Cost and Expenses:
Cost of revenues:
Consulting services	2,848	3,770	4,683	2,978	1,937	1,876
Software license	297	149	288	137	134	150
License support	86	92	95	97	74	59
Research and development	621	850	787	771	555	565
Sales, marketing, general, and administrative	3,173	3,612	3,921	3,263	2,762	2,279

Total costs and expenses	7,025	8,473	9,774	7,246	5,462	4,929
Loss from operations	(590)	(1,389)	(3,713)	(3,519)	(2,439)	(2,354)
Other Income (expense), net	(127)	8	(9)	38	(107)	(166)

Loss before provision for income taxes	(717)	(1,381)	(3,812)	(3,481)	(2,546)	(2,520)
Provision for income taxes	—	6	(9)	8	15	6

Net loss	$(717)	$(1,387)	$(3,803)	$(3,489)	$(2,561)	$(2,526)

Series A, Series B and Series C Preferred stock dividends	(134)	(129)	(253)	(232)	(231)	(226)
Beneficial conversion dividend - Series C preferred stock	—	(1,703)	—	—	(1,259)	—

Net loss attributable to common shareholders	$(851)	$(3,219)	$(4,056)	$(3,721)	$(4,051)	$(2,752)

Basic and diluted net loss per common share	$(0.04)	$(0.15)	$(0.19)	$(0.17)	$(0.19)	$(0.12)

Shares used in computing basic and diluted net loss per common share	21,101	21,704	21,731	21,763	21,775	23,115

The geographic breakdown of revenue is as follows:

	Three months ended			Nine months ended
	March 31,			March 31,
			%			%
(In thousands)	2002	2001	Change	2002	2001	Change

North America	$1,846	$5,337	(65)%	$7,012	$14,212	(51)%
United Kingdom	512	453	13%	1,314	2,333	(44)%
Germany	5	463	(99)%	349	854	(59)%
France	196	793	(75)%	600	1,987	(70)%
Pacific Rim/Latin America	16	38	(58)%	50	166	(70)%

Total revenue	$2,575	7,084	(64)%	9,325	$19,552	(52)%

The geographic revenue as a percentage of revenue is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,

	2002	2001	2002	2001

North America	72%	75%	75%	73%
United Kingdom	20%	6%	14%	12%
Germany	0%	7%	4%	4%
France	7%	11%	6%	10%
Pacific/Latin America	1%	1%	1%	1%

Total	100%	100%	100%	100%

COMPARISON OF THE THIRD QUARTER ENDED MARCH 31, 2002 AND 2001

Revenues: The Company’s total revenue is derived from three sources all related to providing a suite of consulting services and software license products to the SAP community: consulting services, software license products, and software license product support. Total revenues were $2,575,000 and $7,084,000, for the three months ended March 31, 2002 and 2001, respectively. This represents a 64% decrease in total revenue for the comparable quarters. The revenue mix changed substantially in that consulting services decreased as a percentage of total revenue to 68% from 82%. Software license as a percentage of total revenue increased to 17% from 10%. License support increased to 14% from 8% of total revenues in the same prior year period.

Consulting services revenues, which include training revenues, were $1,759,000 and $5,784,000 for the three month periods ended March 31, 2002 and 2001, respectively, which is a decrease of 70% compared to the same period in the prior year. The decrease is primarily due to overall economic conditions and impact by the events of September 11, 2001. Additionally, due to economic conditions in Europe a plan was put in place during the prior quarter to curtail the European CRM consulting business. Also, two key customers limited consulting services during an extended period in which a shareholder’s vote was pending regarding their merger.

Software license product revenues were $444,000 and $732,000 for the three month periods ended March 31, 2002 and 2001, respectively. This 39% decrease in software license revenues is primarily attributable to customer project postponements due to constraints on information technology spending resulting from current economic conditions in the large manufacturing market segment and increased price competition.

Software license product support revenues were $372,000 and $568,000 for the three month periods ended March 31, 2002 and 2001, respectively, which is a decrease of 35% compared to the same period in the prior year. The decrease is primarily due to lower than expected past consumer support maintenance renewals related to LiveInterface and LiveModel software products and lower overall license sales in the quarter ended March 31, 2001.

Gross Margins: Gross margin, as a percentage of total revenues for the three months ended March 31, 2002 was 19% compared to 43% in the same period in the prior year. Consulting services margin was (7%) for the three months ended March 31, 2002, compared to 35% in the same period in the prior year. The decrease is primarily due to declining overall revenue per consulting headcount and severance expense of $100,000 incurred during the quarter, which were not incurred in the same quarter last year. The software license product gross margin was 66% for the three months ended March 31, 2002, compared to 80% for the same prior year period. The net decrease in software license product margins is due to the decrease in software license revenue and relatively higher costs of license for fixed intangible amortization costs related to our acquisition of UPI technology which is offset by a decrease in license sales without royalty costs compared to license sales with royalty costs. Software license product support margin remained flat at 84% for the three months ended March 31, 2002 compared to the same prior year period.

Research and Development (R&D): R&D expenses decreased $285,000 during the three months ended March 31, 2002 from the same prior year period. The decrease is attributable to a reduction in head count and related expenses and the Company transitioned most US software products development from in-house to a third party contractor. R&D expenses, as a percentage of total revenues for the three months ended March 31, 2002 was 22% compared to 12% in the same prior year period primarily due to the lower revenue in the current fiscal quarter.

Sales, Marketing, General and Administrative: Sales, marketing, general and administrative expenses decreased $1,333,000 during the three months ended March 31, 2002 compared to the same prior year period. The decrease is primarily due to decreased headcount in the sales and marketing departments resulting from the Company’s reorganization, decreased recruiting expenses and commission expenses. Overall, as a percentage of revenues, sales, marketing, general and administrative expenses was 89% for the three months ended March 31, 2002, compared to 51% of revenues for the same period in the prior year. The increase as a percentage of revenue is primarily due to the lower levels of revenue in the current fiscal quarter.

Other Income and Expense: Other income and expense, net, which includes interest income and expense, increased $174,000 for the three months ended March 31, 2002 compared with the same period in the prior year. The increase is primarily due to increased losses related to foreign currency exchanges, increased interest expense from short term notes payable, decreased interest expense from bank borrowings and decreased interest income.

Provision for Income Taxes: The provision for income taxes was $6,000 and $6,000 for the three months ended March 31, 2002 and 2001, respectively. The taxes are primarily related to foreign withholding taxes and state and local taxes.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenues: The Company’s total revenue is derived from three sources: consulting services, software license products, and software license product support. Total revenues were $9,325,000 and $19,552,000, for the nine months ended March 31, 2002 and 2001, respectively. This represents a 52% decrease for the nine months period ended March 31, 2002 compared to the same prior year period. The revenue mix changed substantially in that consulting services increased as a percentage of total revenue to 75% from 71%. Software license as a percentage of total revenue decreased to 11% from 19%. License support increased to 14% from 10% of total revenues in the same prior year period.

Consulting services revenues, which include training revenues, were $7,000,000 and $13,851,000 for the nine month periods ended March 31, 2002 and 2001, respectively, which is a decrease of 49% compared to the same period in the prior year. The decrease is primarily due to overall economic conditions and the impact of the events of September 11, 2001. Additionally, due to economic conditions in Europe, a plan was put in place during the current period to curtail the European CRM consulting business. Also, two key customers limited consulting services during an extended period in which a shareholder’s vote was pending regarding their merger.

Software license product revenues were $1,1037,000 and $3,697,000 for the nine month periods ended March 31, 2002 and 2001. This 72% decrease in software license revenues is primarily attributable to customer project postponements and increased price competition.

Software license product support revenues were $1,288,000 and $2,004,000 for the nine month periods ended March 31, 2002 and 2001, respectively, which is a decrease of 36% compared to the same period in the prior year. The decrease is primarily due to fewer overall license sales and lower than expected past consumer support maintenance renewals.

Gross Margins: Gross margin, as a percentage of total revenues for the nine months ended March 31, 2002 was 20% compared to 47% in the same period in the prior year. Consulting services margin was 3% for the nine months ended March 31, 2002, compared to 32% in the same period in the prior year. The decrease in consulting services margins compared to the prior year is due primarily to declining overall revenue per consultant and severance expense of $422,000 with no similar costs recorded in the same period last year. The software license product gross margin was 59% for the nine months ended March 31, 2002, compared to 83% for the same prior year period. The net decrease in software license product margins is due to the decrease in software license revenue and relatively higher costs of license related to fixed intangible amortization costs related to our acquisition of UPI technology which is offset by a decrease in license sales without royalty costs compared to license sales with royalty costs. Software license product support margin was 82% for the nine months ended March 31, 2002 compared to 86% for the same prior year period. The decrease in the nine months in fiscal 2002 over the prior year period is primarily due to fewer license sales.

Research and Development (R&D): R&D expenses decreased $219,000 during the nine months ended March 31, 2002 from the same prior year period. The net decrease is attributable to transitioning software products from development to production, transitioned most US software products development to a third party contractor, severance expense of $39,000 and decrease in R & D department headcount and related expenses. R&D expenses, as a percentage of total revenues for the nine months ended March 31, 2002 was 20% compared to 11% in the same prior year period, primarily due to the lower revenue in the current year period.

     Sales, Marketing, General and Administrative: Sales, marketing, general and administrative expenses decreased $2,071,000 during the nine months ended March 31, 2002, compared to the same prior year period. The decrease is primarily due to reduction in head count in the sales and marketing departments resulting from the Company’s reorganization, decreased recruiting expenses and commission expenses. In total, sales, marketing, general and administrative expenses, as a percentage of total revenues for the nine months ended March 31, 2002 was 89% compared to 53% in the same prior year period. The increase as a percentage of revenue is primarily due to lower revenue in the current year period.

     Other Income and Expense: Other income and expense, net, which includes interest income and expense, increased $81,000 for the nine months ended March 31, 2002 compared with the same period in the prior year. The net decrease is primarily due to the net of forgiveness of accrued third party royalties, increased losses related to foreign currency exchange, increased interest expense from short term notes payable, decreased interest expense from bank borrowings and decreased interest income.

     Provision for Income Taxes: The provision for income taxes was $29,000 and $6,000 for the nine months ended March 31, 2002 and 2001, respectively. The taxes are primarily related to foreign withholding taxes and state and local taxes.

BOOKINGS AND BACKLOG

CRM bookings were $.8 million and $3.6 million for the third quarter of fiscal 2002 and 2001, respectively, and $4.2 million and $10.5 million for the nine months ended March 31, 2002 and 2001, respectively. Bookings were derived primarily from CRM consulting services to large manufacturing and commercial companies. At the end of the third quarter of fiscal 2002 and 2001, backlog stood at $.6 million and $4.1 million, respectively. The Company’s booking and backlog are largely dependent upon continued business in the CRM marketplace. Third quarter CRM bookings were impacted by two key customers limited consulting services during an extended period in which a shareholder’s vote was pending regarding their merger.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, cash, cash equivalents and short-term investments were $326,000 compared to $2,639,000 at June 30, 2001.

Cash used in operations was $6,298,000 during the nine months ended March 31, 2002, compared to $3,424,000 used in the same period of the prior year. The increase in cash used in operations is primarily due to the increase in net losses and changes in accounts payable, accounts receivable and deferred revenue as compared to the same period in the prior year.

Cash used by investing activities was $47,000 in the nine months ended March 31, 2002 compared to $202,000 used by investing activities in the same period in the prior year. The decrease in cash used by investing activities is due to the decreased purchasing of property and equipment.

Cash provided by financing activities was $4,032,000 for the nine months ended March 31, 2002 compared to $7,256,000 provided in financing activities in the same prior year period. The decrease in cash provided by financing activities was due to a decrease in equity funding and the decreased draw down of the Company’s revolving bank credit line, partially offset by an increase in cash provided by short term notes payable.

The Company’s available cash resources at March 31, 2002 include $326,000 in cash and cash equivalents, a bank credit facility and an equity financing signed in February 2002. The bank credit facility consists of the lesser of $2.0 million or 75% of eligible accounts receivable balances at any point in time. At March 31, 2002, the Company owed $242,000 on the bank credit. The initial term of this facility was two years, and it was renewed on July 31, 2001 for one additional year. The credit facility is secured by essentially all of the assets of the Company. The equity financing facility signed in February 2002 provides the Company with net additional cash of $2.15 million for funding working capital needs. The Company’s promissory notes to related parties have a balance of approximately $3.75 million, including interest accrued. On April 30, 2002, shareholders approved the repayment of the approximately $3.88 million of notes and accrued interest and the $2.0 million equity transaction by issuance of common stock at a fixed price per share of $0.154. This resulted in the issuance of 25,172,549 shares of common stock for the repayment of $3,876,572 for the short-term notes and interest and 12,987,013 shares of common stock were issued for the $2.0 million equity transaction.

In April 2002, the Company entered into agreement with a related party under which the Company can borrow up to $1.6 million, of which $1.1 million has been borrowed through April 30, 2002. The notes bear interest at a rate equal to the interest rate by the Senior Lender, which bears annual interest at the bank’s prime rate plus 2%. The principal and accrued interest is due on April 30, 2003. Prepayment of principal, together with accrued interest, may be made at any time without penalty. Interest hereon shall accrue at a rate equal to that charged by the Senior Lender under the Borrower’s receivable line with the Senior Lender. If there is no Senior Lender, interest hereon shall accrue at a rate equal to the prime rate, as published in the Wall Street Journal, plus 2 percent. The principal and any interest due and payable under this note shall be secured by the Borrower’s worldwide accounts receivable, however, only to the extent that all obligations of the primary security holder, Senior Lender are satisfied in full. The notes may be repaid in cash or equity by mutual agreement of the parties

Management believes that cash on hand together with cash generated from operations and available funds under the promissory notes and lines of credit, will be sufficient to fund the Company’s cash requirements through at least June 30, 2002. However, if anticipated revenues and continued cost containment measures for fiscal 2002 do not meet management’s expectations, and additional financing described above the amounts secured are not available, management has the ability and intent to further reduce certain planned expenditures and continue to curtail operations significantly.

PURCHASED INTANGIBLE ASSETS

On January 23, 1998, the Company purchased the rights to the Universal Portable Interface (“UPI”) technology. This technology consisted of the intellectual and proprietary property comprised of UPI and included all related copyrights, processes, designs, formulas, inventions, trade secrets, know-how, technology, methodologies, principles of operations flow charts, schematics, codes and databases.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not a party to any material legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

None

b)	Reports on Form 8-K

No reports have been filed for the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTELLICORP, INC

/s/ Jerome F. Klajbor Jerome F. Klajbor Chief Financial Officer

Date: May 20, 2002